Form 10-Q
period 2021-09-30
SeqLL, Inc.
filed 2021-11-16
CIK 1605888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-150332

SEQLL INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5319744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

317 New Boston Street, Suite 210 Boston, MA	01801
(Address of principal executive office)	(Zip Code)

(781) 460-6016

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	SQL	The Nasdaq Stock Market LLC

Warrants to purchase Common Stock	SQLLW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2021, there were 11,886,379 shares of registrant’s common stock outstanding.

SeqLL Inc.

FORM 10-Q

For the quarterly period ended September 30, 2021

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to SeqLL Inc. and its wholly owned subsidiary SeqLL, LLC, taken as a whole.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	the success, cost and timing of our product development activities, including statements regarding the timing of initiation and completion of our research and development programs;

●	developments regarding next generation sequencing technologies;

●	our expectations regarding the market size and growth potential for our business;

●	our ability to generate sustained revenue or achieve profitability;

●	the potential for our identified research priorities to advance our technology;

●	the pricing and expected gross margin for our products; and,

●	the other factors discussed in the “Risk Factors” section and elsewhere in this report.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

ii

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SeqLL Inc.
Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$11,306,685	$-
Accounts receivable, net	30,739	30,714
Other receivables	34,964	108,815
Inventory	208,715	203,011
Prepaid expenses	270,150	-
Total current assets	11,851,253	342,540
Other assets
Property and equipment, net	277,948	337,241
Other assets	14,262	14,262
Total assets	$12,143,463	$694,043

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$836,155	$861,840
Accrued expenses	197,836	123,639
Loan payable – related party	-	26,000
Total current liabilities	1,033,991	1,011,479

Non-current liabilities
Non-convertible promissory notes	1,645,000	2,431,730
Convertible notes	-	1,105,000
Total non-current liabilities	1,645,000	3,536,730
Total liabilities	2,678,991	4,548,209

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 0 and 5,791,665 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	58
Common stock, $0.00001 par value; 80,000,000 shares authorized; 11,886,379 and 4,864,862 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	119	49
Additional paid-in capital	22,481,066	6,856,020
Accumulated deficit	(13,016,713)	(10,710,293)
Total stockholders’ equity (deficit)	9,464,472	(3,854,166)
Total liabilities and stockholders’ equity (deficit)	$12,143,463	$694,043

See accompanying notes to these condensed consolidated financial statements.

SeqLL Inc.
Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Sales	$15,937	$-	$48,021	41,838
Grant revenue	34,964	85,577	127,009	170,092
Total revenue	50,901	85,577	175,030	211,930

Cost of sales	4,049	-	44,792	97,000

Gross profit	46,852	85,577	130,238	114,930

Operating expenses
Research and development	90,658	30,368	133,074	279,308
General and administrative	360,944	171,484	1,173,565	706,337
Total operating expenses	451,602	201,852	1,306,639	985,645

Operating loss	(404,750)	(116,275)	(1,176,401)	(870,715)

Other (income) and expenses
Other income	(93)	-	(190,193)	(191,566)
Change in fair value of convertible notes	193,776	-	195,962	-
Loss on extinguishment of convertible notes	-	-	934,257	-
Interest expense, net	41,066	72,768	189,993	211,927

Net loss	$(639,499)	$(189,043)	$(2,306,420)	$(891,076)

Net loss per share – basic and diluted	$(0.09)	$(0.04)	$(0.41)	$(0.18)

Weighted average common shares – basic and diluted	7,171,232	4,864,862	5,642,100	4,864,862

See accompanying notes to these condensed consolidated financial statements.

SeqLL Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	5,791,665	$58	4,864,862	$49	$6,856,020	$(10,710,293)	$(3,854,166)
Stock-based compensation expense	-	-	-	-	1,007	-	1,007
Net loss	-	-	-	-	-	(1,414,618)	(1,414,618)
Balance as of March 31, 2021	5,791,665	58	4,864,862	49	6,857,027	(12,124,911)	(5,267,777)
Stock-based compensation expense	-	-	-	-	3,192	-	3,192
Net loss	-	-	-	-	-	(252,303)	(252,303)
Balance as of June 30, 2021	5,791,665	58	4,864,862	49	6,860,219	(12,377,214)	(5,516,888)
Stock-based compensation expense					214,745		214,745
Conversion of preferred stock into common stock	(5,791,665)	(58)	3,130,622	31	27	-	-
Conversion of convertible notes into common stock	-	-	641,895	6	3,222,300	-	3,222,306
Issuance of Units and warrants to underwriters in initial public offering, net of issuance costs of $1,555,976	-	-	3,060,000	31	11,453,614	-	11,453,645
Issuance of common stock to underwriters in initial public offering, net of issuance costs of $71,199	-	-	189,000	2	730,161	-	730,163
Net loss	-	-	-	-		(639,499)	(639,499)
Balance as of September 30, 2021	-	$-	11,886,379	$119	$22,481,066	$(13,016,713)	$9,464,472

Balance as of December 31, 2019	5,791,665	$58	4,864,862	$49	$6,835,810	$(9,664,940)	$(2,829,023)
Stock-based compensation expense	-	-	-	-	6,891	-	6,891
Net loss	-	-	-	-	-	(546,871)	(546,871)
Balance as of March 31, 2020	5,791,665	58	4,864,862	49	6,842,701	(10,211,811)	(3,369,003)
Stock-based compensation expense	-	-	-	-	4,959	-	4,959
Net loss	-	-	-	-	-	(155,162)	(155,162)
Balance as of June 30, 2020	5,791,665	58	4,864,862	49	6,847,660	(10,366,973)	(3,519,206)
Stock-based compensation expense	-	-	-	-	7,073	-	7,073
Net loss	-	-	-	-	-	(189,043)	(189,043)
Balance as of September 30, 2020	5,791,665	$58	4,864,862	$49	$6,854,733	$(10,556,016)	$(3,701,176)

See accompanying notes to these condensed consolidated financial statements.

SeqLL Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(2,306,420)	$(891,076)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	64,543	83,598
Loss on extinguishment of convertible notes	934,257	-
Stock-based compensation	218,944	18,923
Change in fair value of convertible notes	195,962	-
Changes in operating assets and liabilities:
Accounts receivable, net	(25)	(5,653)
Other receivables	73,851	80,969
Prepaid expenses	(270,150)	2,354
Inventory	(5,704)	81,178
Accounts payable	(94,674)	9,448
Accrued expenses	166,445	234,396
Deferred revenue	—	(25,000)
Net cash used in operating activities	(1,022,971)	(410,863)

Cash Flows from Investing Activities
Purchase of equipment	(5,250)	-

Cash Flows from Financing Activities
Proceeds from issuance of units, gross	13,009,621	-
Proceeds from issuance of common stock to underwriters, gross	801,362	-
Payment for issuance costs of units and common stock	(1,558,193)	-
Proceeds from issuance of non-convertible promissory notes	-	415,000
Proceeds from issuance of convertible notes	250,000	-
Settlement of convertible notes	(141,884)	-
Proceeds from loan payable – related party	140,000	-
Payment of loan payable – related party	(166,000)	(10,000)
Net cash provided by financing activities	12,334,906	405,000

Net change in cash and cash equivalents	11,306,685	(5,863)

Cash and cash equivalents, beginning of period	-	5,863

Cash and cash equivalents, end of period	$11,306,685	$-

Supplemental disclosure of cash flow information and non-cash financing transactions
Conversion of notes at initial public offering into common stock	$3,222,206	$-
Issuance costs in accounts payable	$68,982	$-
Fair value of warrants for common stock issued to underwriters	$1,647,076	$-
Conversion of preferred stock par value to common stock and additional paid-in capital	$58	$-

See accompanying notes to these condensed consolidated financial statements.

SeqLL Inc.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

Note 1 — Nature of Operations and Basis of Presentation

SeqLL Inc. (the “Company” or “SeqLL”) was incorporated as a Delaware corporation on April 3, 2014. On April 8, 2014, SeqLL acquired a 100% ownership interest in SeqLL, LLC (“Subsidiary”), a domestic limited liability company formed on March 11, 2013 in the State of Massachusetts. SeqLL is a holding company of the Subsidiary and is a life sciences company focused on the development and application of innovative genetic analysis technologies and the monetization of that technology and related intellectual property. The Subsidiary purchased technology to enable the rapid analysis of large volumes of genetic material by directly sequencing single molecules of DNA or RNA. The Subsidiary’s principal office is located in Woburn, Massachusetts.

Initial Public Offering

On August 31, 2021, the Company completed its initial public offering (“IPO”) whereby it sold 3,060,000 units, each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $4.25 per share (the “Warrants”),at a price to the public of $4.25 per share. The gross proceeds from the IPO were approximately $13 million and were offset by $3.2 million in offering costs, of which $1.6 million was paid in cash and $1.6 million was issued in warrants issued to Maxim Group LLC (“Underwriter”) (see Note 9). In connection with the IPO, all of the outstanding shares of the Company’s convertible preferred stock automatically converted into 3,130,622 shares of common stock (see Note 8). Additionally, the outstanding convertible notes converted into 641,895 shares of common stock (see Note 7).

Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to 459,000 additional shares of common stock, and/or 459,000 additional Warrants, to cover over-allotments in connection with the Offering. The Underwriter partially exercised this option and purchased 459,000 Warrants on August 31, 2021 at $0.01 per Warrant. On September 29, 2021, the Company issued 189,000 shares of common stock to the underwriters at a price of $4.24 per share from the partial exercise of the overallotment option, raising the net proceeds of approximately $730,000, net of offering costs. On August 31, 2021 and September 29, 2021, the Company also issued to the Underwriter warrants to purchase up to a total of 162,450 shares of common stock at an exercise price of $4.675 per share (“Underwriter Warrants”).

Risks and Uncertainties

The Company is subject to a number of risks similar to other companies in its industries, including rapid technological change, competition from larger pharmaceutical and biotechnology companies and dependence on key personnel.

The extent of the impact of the COVID-19 pandemic on the Company’s business continues to be highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a lasting national and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations and the Company’s clinical trials, all of which are uncertain and cannot be predicted. During the past year, the COVID-19 pandemic has adversely affected the Company’s sales and results of operations and may continue to adversely affect its business. The extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SeqLL, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2021 and its results of operations and cash flows for the three- and nine-month periods ended September 30, 2021, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 filed with the Securities and Exchange Commission.

Note 2 — Significant Accounting Policies

During the nine months ended September 30, 2021, there were no changes to the significant accounting policies as described in the Company’s audited consolidated financial statements for the year ended December 31, 2020.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include, but are not limited to stock-based compensation expense, research and development accruals, fair value of common stock and warrants and loss on extinguishment of notes. Actual results could differ from those estimates and changes in estimates may occur.

Inventory

Inventory consists of finished goods, work-in-process and raw materials and is valued at the lower of cost or net realizable value, determined by the first-in, first-out (“FIFO”) method. As the Company manufactures the finished goods and work-in-process materials, overhead costs are included in inventory. The Company evaluates the carrying cost of finished goods, work-in-process and raw materials items. To the extent that such costs exceed future demand estimates and/or exhibit historical turnover at rates less than current inventory levels, the Company reduces the carrying value of the applicable inventories. Inventory consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$65,053	$59,416
Work in process	143,662	143,595
Total inventory	$208,715	$203,011

Revenue Recognition

The Company’s revenue is generated primarily from the sale of products and research services. Product revenue primarily consists of sales of genetic sequencing equipment and sequencing reagent kits. Research service revenue primarily consists of revenue generated from gene sequencing services and grants.

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenue when control of its products and services is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs a five-step process. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when (or as) the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company only applies the five-step process to contracts when it is probable that the entity will collect consideration it expects to be entitled to in exchange for the goods or services it transfers to the customer.

The Company evaluates contingent payments to estimate the amount which is not probable of a material reversal to include in the transaction price using the most likely amount method. Future payments that are not within the Company’s control are not considered probable of being achieved until the contingencies are resolved.

Revenue from product sales, including customized sequencing instruments, sequencing reagent kits and off-the-shelf consumables, is recognized generally upon delivery, which is when control of the product is deemed to be transferred.

Revenue from gene sequencing services, using the tSMS platform, is recognized generally as the services are provided to the customer. The components of the sequencing process, including reagent kits and off-the-shelf consumables, sample loader and sequencer, are not distinct within the context of the gene sequencing service contract. This is because in a gene sequencing service contract the reagent kits and other components, such as off-the-shelf consumables, used in the sequencing process, become required inputs to achieve the specified gene sequencing analysis, and the components in the sequencing process are sequential in nature and highly-interrelated as they work together to generate sample-specific data.

The Company has elected to exclude sales tax from revenue. The Company generally has no obligations for returns, refunds and other similar obligations and does not provide separate equipment warranties. For the three months ended September 30, 2021 and 2020, the Company did not recognize any revenue from gene sequencing services. The Company recognized $15,937 and $0 in revenue from product sales for the three months ended September 30, 2021 and 2020, respectively. The Company recognized $16,484 and $41,838 in revenue from gene sequencing services for the nine months ended September 30, 2021 and 2020, respectively. The Company recognized $31,537, and $0 in revenue from product sales for the nine months ended September 30, 2021 and 2020, respectively.

Grant Revenue

The Company’s grant revenues are derived from research programs by various departments of the National Institute of Health (NIH Grants).

The Company recognizes NIH Grants revenue as reimbursable grant costs are incurred up to pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying consolidated statements of operations. In the three months ended September 30, 2021, the Company earned grant revenue of $34,964 and $85,577, respectively. In the nine months ended September 30, 2021 and 2020, the Company earned grant revenue of $127,009 and $170,092, respectively.

Research and Development Expenses

The Company expenses all research and development costs as incurred. Included in research and development costs are wages, stock-based compensation and benefits of employees and other operational costs related to the Company’s research and development activities, including facility-related expenses and external costs of outside contractors engaged by the Company.

Segments

The Company operates in a single business segment that includes the design, development and manufacturing of genetic analysis technologies.

Derivative Instruments

The Company issued warrants to its investors and accounts for warrant instruments as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 718 and ASC 815-40, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification.

At the IPO Date, the Warrants and Underwriter Warrants (see Note 9) were accounted for as equity as these instruments meet all of the requirements for equity classification under ASC 815-40 and ASC 718.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury stock and if-converted methods. Dilutive common stock equivalents are comprised of convertible preferred stock, convertible promissory notes, stock options outstanding under the Company’s stock option plan and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been antidilutive:

	Nine Months Ended September 30,
	2021	2020
Convertible preferred stock	-	5,791,665
Convertible promissory notes	-	408,291
Stock options for common stock	818,915	832,428
Warrants for common stock	4,393,396	596,396

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements that could be expected to materially impact the Company’s unaudited condensed consolidated financial statements during the nine months ended September 30, 2021, as compared to the recent accounting pronouncements described in Note 2 of the Company’s audited financial statements as of and for the year ended December 31, 2020, which are included in the Prospectus.

Note 3 — Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020

Accrued interest	$197,836	$100,031
Other	-	23,608
	$197,836	$123,639

Note 4 – Fair Value Measurements

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and requires disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets.

Level 2: Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no assets or liabilities measured at fair value at September 30, 2021 and December 31, 2020.

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis (See Note 7).

Convertible Notes
Balance at December 31, 2020	$-
Issuance of Amended Notes (Note 7)	3,168,236
Change in fair value of convertible notes	195,962
Fair value of convertible notes at IPO date	(3,364,198)
Balance at September 30, 2021	$-

At the IPO date, the Amended Notes were converted into 641,895 shares of common stock (see Note 7). The interest expense of $89,239 for the period between the date of the Conversion Agreements related to the Amended Notes (see Note 7) and September 30, 2021 is included in the change in fair value of the Amended Notes.

There are no assets measured at fair value on a recurring basis, nor are there assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2021 and 2020.

Note 5 — Stock Option Plan

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) permits the grant of options for its common stock and shares of common stock to its employees, board members and consultants for up to 3,500,000 shares.

As of September 30, 2021, there were 2,681,085 shares available for future issuance under the 2014 Plan. Generally, option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant and vest over a period of four years. No option may have a term in excess of ten years from the option grant date. Share awards generally vest over a period of four years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined by the 2014 Plan). No option awards were granted during the nine months ended September 30, 2021.

The stock option activity for the nine months ended September 30, 2021 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2020	818,915	$1.77	6.52
Granted	-	-	-
Exercised	-	-	-
Cancelled/Forfeited	-	-	-
Outstanding and expected to vest as of September 30, 2021	818,915	$1.77	5.77
Exercisable at September 30, 2021	818,080	$1.77	5.77

During the three months ended September 30, 2021 and 2020, the Company recorded $214,745 and $7,073 of stock-based compensation, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded $218,944 and $18,923 of stock-based compensation, respectively. As of September 30, 2021, there was approximately $3,300 of unrecognized compensation expense related to unvested share-based compensation awards, which will be recognized over a weighted average period of approximately one year.

Note 6 — Related Party Transactions

As of September 30, 2021 and December 31, 2020, the outstanding amount due to Daniel Jones, the Company’s Chief Executive Officer, was $0 and $26,000 relating to a series of non-interest-bearing demand loans to us. The loans totaling $26,000 were repaid during the nine months ended September 30, 2021 with a portion of the net proceeds from the IPO.

Daniel Jones also made non-interest bearing demand loans to the Company in the amounts of $90,000 and $50,000 on July 30, 2021 and August 20, 2021, respectively. Both loans were repaid in full with proceeds from the IPO.

At September 30, 2021 and December 31, 2020, the Company had the following outstanding payables to its preferred shareholders for past services:

	September 30, 2021	December 31, 2020
Floral Finance	$9,849	$9,849
Genomic Diagnostic Technologies	16,675	16,675
St. Laurent Institute	107,049	113,954
St. Laurent Realty, Inc.	27,913	27,913
Stonemill Center	16,627	16,627
William St. Laurent	15,415	15,415
Total related party payables	$193,528	$200,433

William C. St. Laurent, a former member of the Company’s board of directors, relatives of Mr. St. Laurent and entities controlled by the St. Laurent family are controlling shareholders of the Company. These entities are all St. Laurent family-owned entities and are therefore related parties: Genomic Diagnostic Technologies assisted the Company by providing corporate accounting support and preparation of its audited financial statements of 2018 and 2017; St. Laurent Institute, a 501C-3 company, has a bioinformatics team that did work for the Company when it needed bioinformatics specialist support in providing certain sequencing services; St. Realty, Inc. assisted the Company by providing corporate accounting support and preparation of its audited financial statements of 2018 and 2017 before Genomic Diagnostic Technologies took over this role; Stonemill Center assisted the Company by paying for certain out of pocket expenses incurred by William C. St. Laurent in his former role as Chairman of the Board for the Company; and William C. St. Laurent as the former Chairman of the Board accrued Director’s compensation that has not been paid by the Company.

The Company issued the convertible notes and promissory notes to the related parties (see Note 7).

Note 7 — Notes Payable

During the nine months ended September 30, 2021, the Company issued senior secured convertible promissory notes to investors (“Convertible Notes”, hereafter “Amended Notes” after the amendment in March 2021), for total proceeds of $250,000. The Convertible Notes accrued interest at 10% per annum, matured at the earlier of 24 months from issuance or the Company’s next qualified equity offering of a minimum of $7.5 million, and were convertible at $3.75 per share. In connection with these Convertible Notes, the Company issued warrants to purchase the number of common shares equal to 100% of the total amount of shares issuable to the noteholders upon conversion of these Convertible Notes (77,330 shares) at the exercise price equal to $4.10 per share and additional common stock purchase warrants as a placement fee to purchase a number of shares of common stock equal to 8% of the total amount of potential new shares issued to investors (800 shares).

The grant-date fair values of these warrants were immaterial.

On February 3, 2021, the preferred stockholder and the holder of $2,910,710 in the Convertible Notes and Promissory Notes of the Company granted the Company an extension on all their notes to be repaid on or before July 31, 2022. This amendment was accounted for on a prospective basis under the troubled debt restructuring guidance.

During March 2021, the Company entered into a series of agreements with the noteholders to automatically convert $786,730 in outstanding Promissory Notes and $1,305,000 in Convertible Notes (“Amended Notes”), to common stock upon the closing of the IPO (“Conversion Agreements”), of which $1,552,683 is held by St. Laurent Investments, LLC and its affiliates. Under the terms of the Conversion Agreements, $826,020 and $1,265,710 in Amended Notes were converted at the closing of the IPO based on the $3.75 and $3.10 conversion prices, respectively. Since the automatic conversion may result in a material benefit to the noteholders, this amendment was deemed substantive and was accounted for as an extinguishment of debt. Accordingly, the Company recognized a loss on extinguishment of debt totaling $934,257 in the consolidated statement of operations in March 2021, which represents the excess of the fair value of the Amended Notes totaling $3,118,235 over their carrying value of $2,183,978. The fair value of the Amended Notes was estimated using probability weighted expected payouts under various settlement scenarios, discounted to their present value based on the estimated effective rate of return.

On April 29, 2021, the Company entered into an agreement with a noteholder to automatically convert an additional $50,000 in outstanding Amended Notes, including any accrued interest, to common stock upon the closing of the IPO at the conversion price of $3.75 per share.

The Company elected the option to account for the Amended Notes at fair value, with the changes in fair value recognized in the statement of operations.

At the IPO date, the Amended Notes automatically converted based on their original terms into 641,895 shares of common stock. The fair value of the Amended Notes of $3,364,198 immediately prior to the conversion, less $141,884 cash payment related to the accrued interest, was reclassified into the additional paid in capital on the condensed consolidated balance sheet. The fair value of the Amended Notes at the conversion date was estimated based on the fair value of the common stock issued upon the conversion.

The Company recognized a loss from the change in fair value of the Amended Notes between the end of the preceding quarterly period and their conversion at the IPO date of $193,776 during the three-month period ended September 30, 2021. The Company recognized $195,962 in the accounting loss due to the change in fair value of the Amended Notes between the amendment date and their conversion at the IPO date.

For the three months ended September 30, 2021 and 2020, interest expense was $41,066 and $72,768, respectively. For the nine months ended September 30, 2021 and 2020, interest expense was $189,993 and $211,927, respectively.

Note 8 — Preferred Stock

The Company had outstanding preferred stock as of December 31, 2020, as follows:

	Shares authorized	Shares issued	Issuance price per share
Series A-1 Convertible Preferred Stock		3,125,000	$0.32
Series A-2 Convertible Preferred Stock		2,666,665	$1.68
Series A Preferred stock	20,000,000	5,791,665

The Series A-1 Preferred Stock (“Series A-1”) and Series A-2 Preferred Stock (“Series A-2”) collectively the “Preferred Stock”, could be converted at any time at the election of the holder into common stock at an initial conversion price determined by dividing the Series A-1 original issue price of $0.59, as amended, by the Series A-1 conversion price of $0.59; and the Series A-2 original issue price of $3.10, as amended, by the Series A-2 conversion price of $3.10; both were subject to adjustment for stock splits, stock combinations and the like, and to a weighted-average adjustment for future issuances of common stock, warrants or rights to purchase common stock or securities convertible into common stock for a consideration per share that is less than the then-applicable conversion price, subject to certain exceptions listed in the Charter.

The Preferred Stock was subject to automatic conversion upon (i) the closing of an initial public offering of the common stock at a price per share equal to at least $9.25 (as adjusted for any stock splits, stock dividends, combinations, subdivisions, recapitalization or the like) in an underwritten public offering in which the Company raised gross proceeds of at least $10 million or (ii) the consent of holders of at least a majority of the then-outstanding shares of Preferred Stock voting together as a single class.

In connection with the IPO, all of the outstanding shares of the Company’s convertible preferred stock automatically converted into 3,130,622 shares of common stock.

Note 9 — Common Stock Warrants

On March 16, 2021 the Company made a down payment to ShareIntel-Shareholder Intelligence Services, LLC for anticipated services connected to the Company’s planned offering, which was in the form of issuing 9,865 warrants to purchase common stock at $4.10 per share, with an expiration date of June 30, 2024. The warrants are exercisable starting at their issuance dates. As of September 30, 2021, the weighted average exercise price of warrants outstanding was $2.65 per share. The warrants were accounted as equity based on the US GAAP guidance applicable to the instruments indexed to an entity’s own stock.

On August 31, 2021, the Company sold an aggregate of 3,060,000 units at a price to the public of $4.25 per unit, each unit consisting of one share of the Company’s common stock and a Warrant to purchase one share of common stock at an exercise price of $4.25 per share.

In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to 459,000 additional shares of common stock, and/or 459,000 additional Warrants, to cover over-allotments in connection with the Offering. The Underwriter partially exercised this option and purchased 459,000 Warrants on the closing date at $0.01 per Warrant, for the total proceeds of $4,590.

The Warrants are exercisable at any time from the issuance date at $4.25 for common stock shares and have a five year term. The Warrants may be exercised for cash or through cashless exercise.

The Company may redeem the outstanding Warrants, in whole and not in part, at $0.001 per warrant if, after thirteen months from the issuance date, (i) the daily volume weighted average price of the Common Stock for each of 10 consecutive trading days (Measurement Period) exceeds $12.75 (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like after the issuance date), (ii) the average daily volume for such Measurement Period exceeds $1,000,000 per Trading Day and (iii) the holders of Warrants are not in possession of any information that constitutes, or might constitute, material non-public information which was provided by the Company, any of its Subsidiaries, or any of their officers, directors, employees, agents or Affiliates.

Pursuant to the Underwriting Agreement, on August 31, 2021 and September 29, 2021, the Company also issued to the Underwriter warrants to purchase up to a total of 162,450 shares of common stock. The Underwriter warrants are exercisable at any time from the issuance date at $4.675 per share of common stock and have a term of five years through August 26, 2026.

The total fair value of the Underwriter Warrants was $1,642,486 at the issuance date. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model based on the following assumptions:

Risk-free interest rate	0.77%-1.01%
Expected life	5 years
Dividend yield	0%
Volatility	67%

The following table summarizes information with regard to outstanding warrants to purchase common stock as of September 30, 2021.

Issuance Date	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
5/4/2017	3,860	$3.10	5/3/2022
6/14/2017	1,351	$3.10	6/13/2022
8/30/2018	3,088	$3.10	8/29/2023
9/30/2018	60,506	$3.10	9/29/2023
9/30/2018	486,486	$2.16	9/29/2023
10/17/2018	1,157	$3.10	10/16/2023
11/2/2018	964	$3.10	11/1/2023
11/9/2018	964	$3.10	11/8/2023
11/16/2018	964	$3.10	11/15/2023
11/29/2018	964	$3.10	11/28/2023
12/21/2018	964	$3.10	12/20/2023
12/27/2018	964	$3.10	12/26/2023
1/31/2019	1,930	$3.10	1/30/2024
2/7/2019	1,640	$3.10	2/6/2024
2/21/2019	1,640	$3.10	2/20/2024
3/20/2019	3,378	$3.10	3/18/2024
4/8/2019	1,930	$3.10	4/6/2024
11/19/2020	53,333	$4.10	11/19/2023
11/19/2020	8,533	$4.10	11/19/2023
1/8/2021	13,333	$4.10	6/30/2024
1/11/2021	26,666	$4.10	6/30/2024
2/13/2021	13,333	$4.10	6/30/2024
3/16/2021	10,665	$4.10	6/30/2024
3/16/2021	13,333	$4.10	6/30/2024
8/31/2021	3,519,000	$4.25	8/30/2026
8/31/2021	153,000	$4.675	8/30/2026
9/29/2021	9,450	$4.675	8/30/2026
	4,393,396

Note 10 — Commitments and Contingencies

In November 2014, the Company entered an office space lease in Woburn, Massachusetts (the “Lease”), which is considered the Company’s corporate headquarters, which was extended through November 30, 2020, and then subsequently further on a month-to-month basis until a notice by either of the parties. This lease was accounted for as a short-term lease with the expense recognized on a straight-line basis over the lease term. The rent expense for this lease was $52,004 and $32,234 for the three months ended September 30, 2021 and 2020, respectively, and $143,970 and $140,257 for the nine months ended September 30, 2021 and 2020, respectively.

Note 11 — Paycheck Protection Program

On May 5, 2021, the Company applied for and received a loan for $190,100 in connection with the Paycheck Protection Program (“PPP”) pursuant to the CARES Act that was signed into law on March 27, 2020.

The loan has a term of 5 years, is unsecured, and is guaranteed by the Small Business Administration. The loan bears interest at one percent per annum. Loan payments will be deferred for borrowers who apply for loan forgiveness until SBA remits the borrower’s loan forgiveness amount to the lender. If a borrower does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (between 8 and 24 weeks).

Some or all of the loan may be forgiven if at least 75% of the loan proceeds are used by the Company to cover payroll costs, including benefits, and if the Company maintains it. Employment and compensation within certain parameters during the period following the loan origination date and complies with other relevant conditions.

The Company elected to account for the PPP loan as an in-substance government grant by applying the guidance in International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy based on the assessment that it is probable that it will meet both (a) the eligibility criteria for a PPP loan, and (b) the loan forgiveness criteria for all or substantially all of the PPP loan. The other income for the nine months ended September 30, 2020 is related to the PPP loan received in 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with “Selected Financial Data” and our financial statements and related notes included elsewhere in this prospectus. This discussion and analysis and other parts of this prospectus contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this prospectus. You should carefully read the “Risk Factors” section of this prospectus to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry and Market Data” in this prospectus.

Historical Background

SeqLL Inc. (“SeqLL,” the “Company,” “we” or “us”) is a development-stage life sciences instrumentation and research services company engaged in the development of scientific assets and novel intellectual property across multiple “omics” fields. We leverage our expertise with True Single Molecule Sequencing (“tSMS”) technology to enable researchers and clinicians to contribute major advancements to scientific research and development by accelerating one’s understanding of the molecular mechanisms of disease and fundamental biological processes.

Since our incorporation in 2014, we have devoted the majority of our efforts to technology development, business planning, and advancing research collaborations. We incurred net losses of $639,499, $189,043, $2,306,420 and $891,076 for the three-month and nine-month periods ended September 30, 2021 and 2020, respectively. We had negative cash flow from operating activities of $1,213,038 and $600,963 for the nine-month periods ended September 30, 2021 and 2020, respectively, and had an accumulated deficit of $13,016,713 as of September 30, 2021.

Liquidity and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though we experienced negative cash flows from operations of $1,213,038 for the nine months ended September 30, 2021, as a result of our recent common stock offering in August 2021, we had cash and cash equivalents of $11,306,685 at September 30, 2021. Therefore, we estimate that our available cash resources will be sufficient to fund our operations through December 2023.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2021 and 2020

	Three months ended September 30,
	2021	2020
Revenue
Sales	$15,937	$-
Grant revenue	34,964	85,577
Total revenue	50,901	85,577

Cost of sales	4,049	-

Gross profit	46,852	85,577

Operating expenses
Research and development	90,568	30,368
General and administrative	360,944	171,484
Total operating expenses	451,602	201,852

Operating loss	(404,750)	(116,275)

Other (income) and expenses
Other income	(93)	-
Change in fair value of convertible notes	193,776	-
Loss on extinguishment of convertible notes	-	-
Interest expense (net)	41,066	72,768

Net loss	$(639,499)	$(189,043)

Revenues

Our revenues during the three months ended September 30, 2021 were $50,901 as compared to revenues of $85,577 during the three months ended September 30, 2020. During 2021, revenue included product sales of $15,937, grants of $34,964 and $0 from research services as compared to revenue in the same period of 2020 from product sales of $0, grants of $85,577 and $0 in research services. The decrease in revenue was primarily a result of the expiration of our NIH grant with Massachusetts General Hospital, which expired during the third quarter of 2020.

Gross Profit (Loss)

Gross profit for the three months ended September 30, 2021 was $46,852, as compared to gross profit of $85,577 for the three months ended September 30, 2020, which represented a 45% decrease due to no cost of sales given no product sales and research services attributed to the operational slowdown due Covid-19 pandemic and the expiration of our NIH grant with Massachusetts General Hospital, which expired during the third quarter of 2020.

Research and Development Expenses

Research and development expenses increased by $60,290, or 199%, from $30,368 for the three months ended September 30, 2020 compared to $90,658 for the three months ended September 30, 2021. The increase in expenses was a result of our return to research and development activities to levels of pre-COVID-19 pandemic. We expect these expenditures to increase over the fourth quarter of 2021 and beyond as we increase our research and development efforts to pre-pandemic levels.

General and Administrative Expenses

General and administrative expenses increased by $189,460, or 110%, from $171,484 for the three months ended September 30, 2020 compared to $360,944 for the three months ended September 30, 2021. The increase was primarily attributable to increased operating expenses as a public company, including the addition of accounting, legal and audit related expenses. General and administrative expenditures will continue to increase during the fourth quarter of 2021 to support ongoing financial reporting and compliance activities.

Interest Expense

We recognized interest expense of $41,066 and $72,768 in the three-month periods ended September 30, 2021 and 2020, respectively, representing a decrease of $31,702, or 44%, in the current period over the comparable period of 2020. The decrease in interest expense was due to a decrease in our outstanding indebtedness with the conversion of $2.1 million in notes in connection with our initial public offering on August 31, 2021, which decreased indebtedness in the aggregate by approximately $1.9 million during the three-month period ending September 30, 2021.

Change in Fair Value of Convertible Notes

We recognized a loss of $193,776 during the three-month period ended September 30, 2021 due to the change in fair value of the Amended Notes between the end of the preceding quarterly period and their conversion at the IPO date.

Net Loss

Our net loss for the three months ended September 30, 2021 increased by $450,456, or 238%, to $639,499 as compared to $189,043 for the three months ended September 30, 2020 due to the increase in G&A expenses and the increase in the fair value of Amended Notes between the end of the preceding quarterly period and their conversion at the IPO date.

Comparison of the Nine-Month Periods Ended September 30, 2021 and 2020

	Nine months ended September 30,
	2021	2020
Revenue
Sales	$48,021	41,838
Grant revenue	127,009	170,092
Total revenue	175,030	211,930

Cost of sales	44,792	97,000

Gross profit	130,238	114,930

Operating expenses
Research and development	133,074	279,308
General and administrative	1,173,565	706,337
Total operating expenses	1,306,639	985,645

Operating loss	(1,176,401)	(870,715)

Other (income) and expenses
Other income	(190,193)	(191,566)
Change in fair value of convertible notes	195,962	-
Loss on extinguishment of convertible notes	934,257	-
Interest expense (net)	189,993	211,927

Net loss	$(2,306,420)	$(891,076)

Revenues

Our revenues during the nine months ended September 30, 2021 were $175,030 as compared to revenues of $211,930 during the nine months ended September 30, 2020. During 2021, revenue included product sales of $31,537, grants of $127,009 and $16,484 from research services as compared to revenue in the same period of 2020 from product sales of $0, grants of $170,092 and $41,838 in research services. The decrease in revenue was primarily a result of the reduction in research services and business activities due to the COVID-19 pandemic.

Gross Profit (Loss)

Gross profit for the nine months ended September 30, 2021 was $130,238, as compared to gross profit of $114,930 for the nine months ended September 30, 2020, which represented a 13% increase primarily due to a reduction in cost of sales attributed to the operational slowdown due Covid-19 pandemic.

Research and Development Expenses

Research and development expenses decreased by $146,234, or 52%, from $279,308 for the nine months ended September 30, 2020 compared to $133,074 for the nine months ended September 30, 2021. The decrease in expenses was a result of the expiration of our NIH grant with Massachusetts General Hospital, which expired in July 2020, and reduction in our investments committed to research and development in 2020 compared to the previous year due to the COVID-19 pandemic. We expect these expenditures to increase over the last quarter of 2021 and beyond as we increase our research and development efforts to pre-pandemic levels.

General and Administrative Expenses

General and administrative expenses increased by $467,228, or 66%, from $706,337 for the nine months ended September 30, 2020 compared to $1,173,565 for the nine months ended September 30, 2021. The increase was primarily attributable to increased operating expenses related to our financing efforts, including the addition of accounting staff, consultants, attorneys and auditors. General and administrative expenditures will continue to increase during 2021 as a result of our financing efforts and to support ongoing financial reporting and compliance activities.

Interest and Other Income/Loss

We recognized interest expense of $189,993 and $211,927 in the nine-month periods ended September 30, 2021 and 2020, respectively, representing a decrease of $21,934, or 10%, in the current period over the comparable period of 2020. The decrease in interest expense was due to a decrease in our outstanding indebtedness with the conversion of $2.1 million in notes at the company’s initial public offering on August 31, 2021, which decreased indebtedness in the aggregate by approximately $1.9 million during the nine-month period ending September 30, 2021, representing a total of approximately $1.6 million at September 30, 2021.

We recognized Other Income of $190,193 and $191,566 related to the PPP loan forgiveness in the nine-month periods ended September 30, 2021 and 2020, respectively.

We recognized a loss on extinguishment of debt totaling $934,257 and $195,962 in the change in fair value of Amended notes in our statement of operations for the nine-month period ended September 30, 2021 compared to $0 and $0 for the nine-month period ended September 30, 2020. The loss on the extinguishment of debt represented the excess of the fair value of the Amended notes converted in connection with the IPO totaling $3,075,987 over their carrying value of $2,141,730 at the amendment date. $195,962 was the accounting loss due to the change in fair value of the Amended Notes between the amendment date and their conversion at the IPO date.

Net Loss

Our net loss for the nine months ended September 30, 2021 increased by $1,415,344, or 159%, to $2,306,420 as compared to $891,076 for the nine months ended September 30, 2020 due primarily to the extinguishment loss of $934,257 for the conversion features added to $2.1 million aggregate principal amount of promissory notes.

Liquidity and Capital Resources

We have incurred losses since our incorporation in 2014 and negative cash flows from operating activities for the nine-month period ended September 30, 2021 and the years ended December 31, 2020 and 2019. As of September 30, 2021, we had an accumulated deficit of $13,016,713. Since inception, we have funded our operations primarily through equity and debt financings, as well as from modest sales.

In August 2021, we issued 3,060,000 shares of common stock to investors in our initial public offering. The gross proceeds from our initial public offering was $13.0 million. We incurred offering expenses of $1.6 million in cash. We also converted $2.1 million of debt into 641,895 shares of common stock at our initial public offering.

On September 29, 2021, we issued 189,000 shares of common stock to the underwriters at a price of $4.24 per share from the partial exercise of the overallotment option, raising the net proceeds of approximately $730,000, net of offering costs.

From September 30, 2018 to April 8, 2019, we sold to St. Laurent Investments LLC, a private investment fund of the St. Laurent family of which Mr. William C. St. Laurent, our former Chairman of the Board, is the managing partner, a series of convertible promissory notes in the aggregate principal amount of $0.9 million and five-year warrants to purchase an aggregate of 17,459 shares of our common stock. In 2018, we converted the accrued interest on these convertible promissory notes through September 30, 2018 in the amount of $0.4 million, into a one year non-convertible promissory note that bears interest at the rate of 10% per annum.

From April 29, 2019 to April 29, 2020, we sold to St. Laurent Investments LLC a series of non-convertible promissory notes in the aggregate principal amount of $1.4 million. Each promissory note originally had a one-year term, which have been extended to July 31, 2022, and bear interest at the rate of 10% per annum. At September 30, 2021, the principal amount of these non-convertible promissory notes and accrued interest thereon amounted to $1.8 million.

In December 2020, we issued another non-convertible promissory note for the conversion of accrued interest for the period October 1, 2018 to December 31, 2020 on all notes issued to St. Laurent Investments LLC totaling $0.4 million. The principal amount of these convertible and non-convertible promissory notes, totaling $1.7 million as of September 30, 2021, were converted in full into an aggregate of 521,896 shares of common stock in connection with the closing of our initial public offering.

During the nine months ended September 30, 2021, we sold $250,000 aggregate principal amount of senior secured convertible promissory notes to investors for the total proceeds of $250,000. The senior secured convertible promissory notes accrued interest at 10% per annum and were converted to common stock at a conversion price of $3.75 per share in connection with the consummation of our initial public offering. In connection with the sale of these convertible promissory notes, we issued warrants to purchase an aggregate of 66,665 shares of common stock at an exercise price of $4.10 per share, and additional common stock purchase warrants, as related agency fees, to purchase an aggregate of 10,665 shares of common stock at an exercise price of $4.10 per share.

We believe the net proceeds from our initial public offering, together with our cash generated from commercial sales and research activity, will enable us to fund our operations through at least December 2023. We plan to continue seeking additional financing sources from time to time to meet our working capital requirements, make continued investment in research and development and make capital expenditures needed for us to maintain and expand our business. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. And if we raise additional funds through further issuances of equity or debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Nine Months Ended September 30,
	2021	2020
Cash proceeds provided by (used in):
Operating activities	$(1,022,971)	$(410,863)
Investing activities	(5,250)	-
Financing activities	12,334,906	405,000
Net increase (decrease) in cash and cash equivalents	$11,306,685	$(5,863)

Net cash used in operating activities

Net cash used in operating activities was approximately $1 million and $0.40 million for the nine-month periods ended September 30, 2021 and 2020, respectively. The decreases in 2020 were primarily attributable to reduced research and development and operating expenses as a result of the COVID-19 pandemic-related slowdown, including salary reductions, furloughs and reduced spending. The increase in 2021 was primarily attributable to the significant expenses related to our initial public offering.

We anticipate our research and development efforts and on-going general and administrative costs will generate negative cash flows from operating activities for the foreseeable future.

Net cash used in investing activities

Net cash used in investing activities was $5,250 and $0 for the nine-month period ended September 30, 2021 and 2020, respectively, and none in the year ended December 31, 2020.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $12.3 million and $0.4 million for the nine-month periods ended September 30, 2021 and 2020, respectively. The increase was primarily attributable to our initial public offering on August 31, 2021.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements that could be expected to materially impact our unaudited condensed consolidated financial statements during the nine months ended September 30, 2021, as compared to the recent accounting pronouncements described in Note 2 of our audited financial statements as of and for the year ended December 31, 2020, which are included in the prospectus relating to our initial public offering.

Critical Accounting Policies and Estimates

Stock-based Compensation

Our share-based compensation program grant awards include stock options and restricted stock awards. The fair value of stock option grants is estimated as of the date of the grant using the Black-Scholes option pricing model. The fair value of restricted stock awards is based on the fair value of our common stock on the date of the grant. The fair value of the stock-based awards are then expensed over the requisite service period, generally the vesting period, for each award.

Our expected stock price volatility assumption is based on the volatility of comparable public companies. The expected term of a stock option granted to employees and directors (including non-employee directors) is based on the average of the contractual term (generally 10 years) and the vesting period. For other non-employee options, the expected term is the contractual term. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the life of the option. No dividend yield was assumed as we do not pay dividends on our common stock. We recognize forfeitures related to stock-based awards as they occur.

We have periodically granted stock options and restricted stock awards to consultants for services, pursuant to our stock plans at the fair market value on the respective dates of grant. Should we terminate any of our consulting agreements, the unvested options underlying the agreements would be cancelled. For awards granted to consultants and non-employees, compensation expense is recognized over the vesting period of the awards, which is generally the period services are rendered by such consultants and non-employees.

We did not grant any stock options during the nine-month period ended September 30, 2021 or the year ended December 31, 2020 and granted stock options to purchase an aggregate of 32,431 shares of common stock in the year ended December 31, 2019.

Revenue Recognition

Our revenue is generated primarily from the sale of products and research services. Product revenue primarily consists of sales of genetic sequencing equipment and sequencing kits. Research service revenue primarily consists of revenue generated from genetic sequencing services and grants.

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, we recognize revenue when control of our products and services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products and services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform a five-step process. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when (or as) the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We only apply the five-step process to contracts when it is probable that the entity will collect consideration it expects to be entitled to in exchange for the goods or services it transfers to the customer.

We evaluate contingent payments to estimate the amount which is not probable of a material reversal to include in the transaction price using the most likely amount method. Future payments that are not within our control and are not considered probable of being achieved until the contingencies are resolved.

Revenue from product sales, including customized sequencing instruments and sequencing reagent kits and off-the-shelf consumables, is recognized generally upon delivery, which is when control of the product is deemed to be transferred.

Revenue from gene sequencing services, using the tSMS platform, is recognized generally as the services are provided to the customer. The components of the sequencing process, including reagent kits and off-the-shelf consumables, sample loader and sequencer, are not distinct within the context of the genetic sequencing service contract. This is because in a gene sequencing service contract the reagent kits and other components, such as off-the-shelf consumables, used in the sequencing process become required inputs to achieve the specified gene sequencing analysis, and the components in the sequencing process are sequential in nature and highly-interrelated as they work together to generate sample-specific data.

We have elected to exclude sales tax from revenue. We generally have no obligations for returns, refunds and other similar obligations and do not provide separate equipment warranties. We recognized $16,484, $41,838, $50,588 and $158,480 in revenue from sequencing services for the nine-month periods ended September 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, respectively. We recognized $31,537, $0, $0 and $2,000 in revenue from product sales for the nine-month periods ended September 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, respectively.

Grant Revenue

Our grant revenues are derived from research programs by various departments of the National Institute of Health (“NIH”).

Grants awarded to us for research and development by government entities are outside the scope of the contracts with customers and contributions guidance. This is because these granting entities are not considered to be customers and are not receiving reciprocal value for their grant support provided to us. These grants provide us with payments for certain types of expenditures in return for research and development activities over a contractually defined period.

We recognize NIH grant revenue as reimbursable grant costs that are incurred up to pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying consolidated statements of operations. In the nine-month periods ended September 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, we recognized grant revenue of $127,009, $170,092, $278,907 and $372,649, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

JOBS Act

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

For as long as we remain an emerging growth company under the recently-enacted JOBS Act, we will, among other things:

●	be permitted to have only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure;

●	be entitled to rely on an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

●	be entitled to reduced disclosure obligations about executive compensation arrangements in our periodic reports, registration statements and proxy statements; and

●	be exempt from the requirements to seek non-binding advisory votes on executive compensation or golden parachute arrangements.

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company.” Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Likewise, so long as we qualify as an emerging growth company, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our common stock may be materially and adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2021. As of September 30, 2021, based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to reasonably ensure that designed control objectives are achieved Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our prospectus, dated August 26, 2021, filed with the SEC in accordance with Rule 424(b) of the Securities Act on August 30, 2021, or the Prospectus, in connection with our initial public offering, or IPO. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Prospectus, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Prospectus. The risks and uncertainties described in our Prospectus are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Item 2. Unregistered Securities Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

There have been no sales of unregistered securities within the period covered by this report that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

On August 31, 2021, upon the closing of the IPO, we issued an aggregate of 233,604 shares of our common stock upon the conversion of our outstanding convertible promissory notes in the outstanding principal amount of $876,020 at a conversion price of $3.75 per share and an aggregate of 408,291 shares of our common stock upon the conversion of our outstanding convertible promissory notes in the outstanding principal amount of $1,265,710 at a conversion price of $3.10 per share. Such shares were issued by us in reliance upon the exemption from registration available under Section 3(a)(9) of the Securities Act.

On August 31, 2021, upon the closing of the IPO, we issued an aggregate of 1,166,339 shares of our common stock upon the conversion of our outstanding Series A-1 preferred stock and an aggregate of 1,964,283 shares of our common stock upon the conversion of our outstanding Series A-2 preferred stock at a conversion price of $0.59 per share and $3.10 per share, respectively. Such shares were issued by us in reliance upon the exemption from registration available under Section 3(a)(9) of the Securities Act.

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQLL INC.

Date: November 15, 2021	/s/ Daniel Jones
Daniel Jones
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	/s/ John W. Kennedy
John W. Kennedy
Chief Financial Officer
(Principal Financial and Accounting Officer)