Form 10-Q
period 2022-03-31
SeqLL, Inc.
filed 2022-05-12
CIK 1605888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-150332

SEQLL INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5319744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Federal Street Billerica, MA	01821
(Address of principal executive office)	(Zip Code)

(781) 460-6016

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	SQL	The Nasdaq Stock Market LLC

Warrants to purchase Common Stock	SQLLW	The Nasdaq Stock Market LLC

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

As of May 12, 2022, there were 11,886,379 shares of registrant’s common stock outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SeqLL Inc.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$8,859,317	$4,015,128
Marketable securities	-	5,933,364
Accounts receivable, net	29,514	30,714
Other receivables	125,672	34,965
Inventory	228,533	224,155
Prepaid expenses	123,118	186,056
Total current assets	9,366,154	10,424,382
Other assets
Property and equipment, net	255,490	265,267
Operating lease right-of-use asset	1,455,194	-
Other assets	111,250	50,488
Total assets	$11,188,088	$10,740,137

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$624,449	$871,364
Accrued expenses	327,418	311,405
Non-convertible promissory notes - current	1,375,000	1,375,000
Current portion of operating lease liability	27,068	-
Total current liabilities	2,353,935	2,557,769

Non-current liabilities
Operating lease liability, less current portion	1,533,825	-

Total liabilities	3,887,760	2,557,769

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.00001 par value; 80,000,000 shares authorized; 11,886,379 shares issued and outstanding as of March 31, 2022 and December 31, 2021	119	119
Additional paid-in capital	22,652,014	22,596,100
Accumulated deficit	(15,351,805)	(14,413,851)
Total stockholders’ equity	7,300,328	8,182,368
Total liabilities and stockholders’ equity	$11,188,088	$10,740,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2022	2021
Revenue
Sales	$-	$26,100
Grant revenue	47,482	34,633
Total revenue	47,482	60,733

Cost of sales	-	27,951

Gross profit	47,482	32,782

Operating expenses
Research and development	334,670	17,955
General and administrative	584,872	387,387
Total operating expenses	919,542	405,342

Operating loss	(872,060)	(372,560)

Other (income) and expenses
Unrealized gain on marketable securities	(54,508)	-
Realized loss on marketable securities	106,324	-
Other income	(2,728)	-
Loss on extinguishment of convertible notes	-	934,257
Interest expense	16,806	107,801

Net loss	$(937,954)	$(1,414,618)

Net loss per share - basic and diluted	$(0.08)	$(0.29)

Weighted average common shares - basic and diluted	11,886,379	4,864,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2021 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	-	$-	11,886,379	$119	$22,596,100	$(14,413,851)	$8,182,368
Stock-based compensation expense	-	-	-	-	55,914	-	55,914
Net loss	-	-	-	-	-	(937,954)	(937,954)
Balance as of March 31, 2022	-	$-	11,886,379	$119	$22,652,014	$(15,351,805)	$7,300,328

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	5,791,665	$58	4,864,862	$49	$6,856,020	$(10,710,293)	$(3,854,166)
Stock-based compensation expense	-	-	-	-	1,007	-	1,007
Net loss	-	-	-	-	-	(1,414,618)	(1,414,618)
Balance as of March 31, 2021	5,791,665	$58	4,864,862	$49	$6,857,027	$(12,124,911)	$(5,267,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(937,954)	$(1,414,618)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	16,712	21,456
Unrealized gain on marketable securities	(54,508)	-
Realized loss on marketable securities	106,324
Loss on extinguishment of notes	-	934,257
Stock-based compensation	55,914	1,007
Non-cash lease expense	27,509	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,200	(15,320)
Other receivables	(12,517)	74,182
Prepaid expenses	62,938	-
Inventory	(4,378)	4,507
Other assets	(60,762)	-
Accounts payable	(246,915)	74,685
Accrued expenses	16,013	84,193
Net cash used in operating activities	(1,030,424)	(235,651)

Cash Flows from Investing Activities
Purchases of lab equipment	(6,935)	(5,250)
Purchases of marketable securities	(590)	-
Sales of marketable securities	5,882,138	-
Net cash provided by (used in) investing activities	5,874,613	(5,250)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	-	250,000

Net increase in cash and cash equivalents	4,844,189	9,099

Cash and cash equivalents, beginning of period	4,015,128	-

Cash and cash equivalents, end of period	$8,859,317	$9,099

Supplemental Disclosures of Cash Flow Information and Non-Cash Transactions:
Right-of-use asset acquired through operating lease upon adoption of ASC 842	$1,481,646	-

The accompanying notes are an integral part of these consolidated financial statements.

SeqLL Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 1 – Nature of Operations and Basis of Presentation

SeqLL Inc. was incorporated as a Delaware corporation on April 3, 2014. On April 8, 2014, SeqLL Inc. acquired a 100% ownership interest in SeqLL, LLC (“Subsidiary”), a domestic limited liability company formed on March 11, 2013 in the State of Massachusetts. SeqLL Inc. is a holding company of the Subsidiary (together the “Company” or SeqLL”) and is a life sciences company focused on the development and application of innovative genetic analysis technologies and the monetization of that technology and related intellectual property. The Subsidiary owns technology to enable the analysis of large volumes of genetic material by directly sequencing single molecules of DNA or RNA. The Subsidiary’s principal office is located in Billerica, Massachusetts.

Initial Public Offering

On August 31, 2021, the Company completed its initial public offering (“IPO”) whereby it sold 3,060,000 units, each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $4.25 per share (the “Warrants”), at a price to the public of $4.25 per unit. The gross proceeds from the IPO were approximately $13.0 million and were offset by $3.2 million in offering costs, of which $1.6 million was paid in cash and $1.6 million was issued in warrants issued to Maxim Group LLC (“Underwriter”) (see Note 8). In connection with the IPO, all of the outstanding shares of the Company’s convertible preferred stock automatically converted into 3,130,622 shares of common stock (see Note 9). Additionally, the outstanding convertible notes converted into 641,895 shares of common stock (see Note 7).

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

The severity of the impact of the COVID-19 pandemic on the Company’s business depends on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s service providers, suppliers, contract research organizations and the Company’s funding sources, all of which are uncertain and cannot be predicted. The COVID-19 pandemic has adversely affected the Company’s sales and results of operations from the beginning of the pandemic through March 31, 2022 and may continue to adversely affect its business. The extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SeqLL, LLC. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2022 and its results of operations for the three-month periods ended March 31, 2022 and 2021, and changes in shareholders’ equity and cash flows for the periods presented. The results disclosed in the condensed consolidated statements of operation for the three-months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 filed with the Securities and Exchange Commission.

Note 2 – Significant Accounting Policies

During the three-month period ended March 31, 2022, there were no changes to the significant accounting policies in relation to what was described in the Annual Report on Form 10-K for the year ended December 31, 2021, other than the items noted in the Recently Adopted Accounting Standards section below.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include but are not limited to stock-based compensation expense and research and development accruals. Actual results could differ from those estimates and changes in estimates may occur.

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

	March 31,	December 31,
	2022	2021

Raw materials	$97,546	$91,995
Work in process	130,987	132,160
Total inventory	$228,533	$224,155

Stock-based Compensation

The Company’s share-based compensation program grant awards include stock options and restricted stock awards. The fair value of stock option grants is estimated as of the date of the grant using the Black-Scholes option pricing model. The fair value of restricted stock awards is based on the fair value of the Company’s common stock on the date of the grant. The fair value of the stock-based awards are then expensed over the requisite service period, generally the vesting period, for each award.

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

The Company has periodically granted stock options and restricted stock awards to consultants for services pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would be cancelled. For awards granted to consultants and non-employees, compensation expense is recognized over the vesting period of the awards, which is generally the period services are rendered by such consultants and non-employees.

The assumptions used in determining the fair value of share-based awards granted in three-month period ended March 31, 2022 are as follows:

March 31, 2022
Risk-free interest rate	1.64%
Expected option life	6 – 6.1 years
Expected dividend yield	0%
Expected stock price volatility	54%

Segments

The Company operates in a single business segment that includes the design, development and manufacturing of genetic analysis technologies.

Leases

In the first quarter of 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company has recognized right-of-use assets and lease liabilities that represent the net present value of future operating lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortizing over the remaining terms of the leases. The Company accounts for the leases of less than 12 months as short-term leases. See the Recently Adopted Accounting Standards below for additional information related to the adoption of this accounting standard.

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

The following potential shares of common stock were not considered in the computation of diluted net loss per share as their effect would have been antidilutive:

	March 31,
	2022	2021
Convertible preferred stock	-	5,791,665
Convertible promissory notes	-	641,895
Stock options	2,003,919	818,915
Warrants for common stock	4,393,396	711,946

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for the public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard on January 1, 2022, which had no material impact to the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 which establishes new accounting and disclosure requirements for leases. ASU No. 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASU 2016-02 in the first quarter of 2022 using the effective date approach to recognize and measure leases as of the adoption date. The Company has elected to utilize the available practical expedient to not separate lease components from non-lease components as well as the package of practical expedients that allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. At the date of adoption on January 1, 2022, this guidance had no impact to the Company’s condensed consolidated financial statements.

Recently Issued Accounting Standards

The Company does not believe that any recently issued but not yet effective accounting pronouncements will have a material effect on the accompanying condensed consolidated financial statements.

Note 3 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2022	2021

Accrued interest	232,879	216,073
Other	94,539	95,332
	$327,418	$311,405

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

As of March 31, 2022, the Company had $5,942,158 of investments in money-market funds, included above within cash and cash equivalents. The fair value of these investments was determined with Level 1 inputs through references to quoted market prices.

The change in the fair value of the Amended Notes (Note 7), deemed the Level 3 liabilities, was immaterial for the three months ended March 31, 2021.

There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2021 or 2020.

Note 5 – Stock Option Plan

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) permits the grant of options for its common stock and shares of common stock to its employees, board members and consultants for up to 3,500,000 shares.

As of March 31, 2022, there were 1,496,081   shares available for future issuance under the 2014 Plan. Generally, option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant and vest over a period of three to four years. No option may have a term in excess of ten years from the option grant date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined by the 2014 Plan). The weighted average grant date fair value of options granted in the three-month period ended March 31, 2022 was $0.89 per share. No option awards were granted during the three months ended March 31, 2021.

The stock option activity for the period ended March 31, 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2021	918,919	$2.09	5.79
Granted	1,085,000	$1.71
Outstanding of March 31, 2022	2,003,919	$1.88	7.84
Exercisable at March 31, 2022	918,626	$2.09	5.54

During the three-month periods ended March 31, 2022 and 2021, the Company recorded $55,914 and $1,007, respectively, of stock-based compensation associated with vesting of stock options, of which $38,746 and $1,007 were included in general and administrative expenses for the three-month periods ended March 31, 2022 and 2021, respectively, and $17,168 and $0 were included in research and development expenses for the three-month periods ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was approximately $911,799 of unrecognized compensation expense related to unvested share-based compensation awards, which will be recognized over a weighted average period of approximately 1.87 years.

Note 6 – Related Party Transactions

At March 31, 2022 and December 31, 2021, the Company had the following outstanding payables, which are included within the Company’s accounts payable above, to affiliates of its shareholders for past services:

	March 31, 2022	December 31, 2021

Genomic Diagnostic Technologies	$23,725	$23,725
St. Laurent Institute	299,552	313,679
St. Laurent Realty, Inc.	7,558	27,913
Total related party payables	$330,835	$365,317

The above entities are affiliated with (1) William C. St. Laurent, a former member of the Company’s board of directors, (2) relatives of Mr. St. Laurent or (3) entities controlled by the St. Laurent family, who are controlling shareholders of the Company. St. Laurent Realty, Inc. and Genomic Diagnostic Technologies assisted the Company by previously providing corporate accounting support; St. Laurent Institute, a not-for-profit company, provided bioinformatics specialist support for certain sequencing services.

Note 7 – Notes Payable

The Company entered into a series of convertible promissory notes (the “Convertible Notes”) through April 8, 2019, with certain preferred stockholders amounting to $905,000. The Convertible Notes had a one-year term and accrued interest at 10% per annum. The Convertible Notes were convertible at the lower of $3.10 per share or a 20% discount to the share price paid by the purchasers of equity securities in the Company’s next Qualified Financing, as defined in the convertible note agreements.

From April 29, 2019 to April 29, 2020, the Company entered into a series of non-convertible promissory notes (the “Promissory Notes”) with a certain preferred stockholder amounting to $1,375,000. The Promissory Notes had a one-year term with interest accruing at 10% per annum.

In November and December 2020, the Company issued senior secured convertible promissory notes to a third-party investor amounting to $200,000. These notes accrued interest at 10% per annum, were to be repaid at the earlier of December 31, 2022, or the Company’s next qualified financing of a minimum of $7.5 million (as defined in the notes agreement), and were convertible into the Company’s common stock at $3.75 per share.

On December 31, 2020, the Company issued a non-convertible promissory note to St. Laurent Investments LLC amounting to $426,020 due July 31, 2022, bearing 10% interest per annum in exchange for the accrued interest on all their notes outstanding through that date.

From January to March 2021, the Company issued senior secured convertible promissory notes to investors for total proceeds of $250,000. The Convertible Notes accrued interest at 10% per annum, matured at the earlier of December 31, 2022, or the Company’s next qualified equity offering of a minimum of $7.5 million, and were convertible at $3.75 per share.

On February 3, 2021, the preferred stockholder and the holder of $2,910,710 in the Convertible Notes and Promissory Notes granted the Company an extension on all their notes to be repaid on or before July 31, 2022. This amendment was accounted for on a prospective basis under the troubled debt restructuring guidance.

In March 2021, the Company entered into a series of agreements with the noteholders to automatically convert $786,730 in outstanding Promissory Notes and $1,305,000 in Convertible Notes (together, “Amended Notes”), to common stock upon the closing of the IPO (“Conversion Agreements”), of which $1,552,683 was held by St. Laurent Investments, LLC and its affiliates. Under the terms of the Conversion Agreements, $826,020 and $1,265,710 in Amended Notes were to be converted at the closing of the IPO based on the $3.75 and $3.10 conversion prices, respectively. Since the automatic conversion could result in a material benefit to the noteholders, this amendment was deemed substantive and was accounted for as an extinguishment of debt. Accordingly, the Company recognized a loss on extinguishment of debt totaling $934,257 in the consolidated statement of operations for the three months ended March 2021, which represented the excess of the fair value of the Amended Notes totaling $3,118,235 over their carrying value of $2,183,978. The Company elected the option to account for the Amended Notes at fair value, with the changes in fair value recognized in the statement of operations. The fair value of the Amended Notes was estimated using probability weighted expected payouts under various settlement scenarios, discounted to their present value based on the estimated effective rate of return.

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

In October 2021, the Company entered into an agreement with St. Laurent Investments LLC to reduce the interest on $1,375,000 aggregate principal amount of the Promissory Note from 10% to 5% per year starting on October 1, 2021. The Company accounted for this transaction as a modification on a prospective basis.

In October 2021, the Company repaid $270,000 of the Promissory Notes to William C. St Laurent in cash.

In connection with all the Convertible Notes and Promissory Notes issued during 2021 and 2020, the Company issued warrants to noteholders to purchase the total of 66,665 and 53,333 shares of the Company’s common stock, including 11,466 to the placement agent (see Note 8). The grant-date fair values of these warrants were immaterial.

For the three-month periods ended March 31, 2022 and 2021, interest expense was $16,806 and $107,801, respectively.

Note 8 – Common Stock Warrants

On March 16, 2021, the Company made a down payment to ShareIntel-Shareholder Intelligence Services, LLC for anticipated services connected to the Company’s planned public offering, which was in the form of issuing 9,865 warrants to purchase common stock at $4.10 per share, with an expiration date of June 30, 2024. The warrants are exercisable starting at their issuance dates.

On August 31, 2021, the Company sold an aggregate of 3,060,000 units at a price to the public of $4.25 per unit, each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $4.25 per share. In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to 459,000 additional shares of common stock, and/or 459,000 additional warrants, to cover over-allotments in connection with the Offering. The Underwriter partially exercised this option and purchased 459,000 warrants on the closing date at $0.01 per Warrant, for the total proceeds of $4,590. These warrants are exercisable at any time from the issuance date at $4.25 for common stock shares and have a five-year term. The warrants may be exercised for cash or, under certain limited circumstances, through cashless exercise.

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

Risk-free interest rate	0.77% -1.01%
Expected life	5 years
Dividend yield	0%
Volatility	67%

The following table summarizes information with regard to outstanding warrants to purchase common stock as of March 31, 2022, which are exercisable starting at their issuance dates. All warrants are accounted for as equity based on the US GAAP guidance applicable to the instruments indexed to an entity’s own stock.

Issuance Date	Number of Shares Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
5/4/2017	3,860	$3.10	5/3/2022
6/14/2017	1,351	$3.10	6/13/2022
8/30/2018	3,088	$3.10	8/29/2023
9/30/2018	60,506	$3.10	9/29/2023
9/30/2018	486,486	$2.16	9/29/2023
10/17/2018	1,157	$3.10	10/16/2023
11/2/2018	964	$3.10	11/1/2023
11/9/2018	964	$3.10	11/8/2023
11/16/2018	964	$3.10	11/15/2023
11/29/2018	964	$3.10	11/28/2023
12/21/2018	964	$3.10	12/20/2023
12/27/2018	964	$3.10	12/26/2023
1/31/2019	1,930	$3.10	1/30/2024
2/7/2019	1,640	$3.10	2/6/2024
2/21/2019	1,640	$3.10	2/20/2024
3/20/2019	3,378	$3.10	3/18/2024
4/8/2019	1,930	$3.10	4/6/2024
11/19/2020	53,333	$4.10	6/30/2024
11/19/2020	8,533	$4.10	6/30/2024
1/8/2021	13,333	$4.10	6/30/2024
1/11/2021	26,666	$4.10	6/30/2024
2/13/2021	13,333	$4.10	6/30/2024
3/16/2021	10,665	$4.10	6/30/2024
3/16/2021	13,333	$4.10	6/30/2024
8/31/2021	3,519,000	$4.25	8/31/2026
8/31/2021	153,000	$4.675	8/26/2026
9/29/2021	9,450	$4.675	8/26/2026
	4,393,396

Note 9 – Preferred Stock

The Company had outstanding preferred stock as of December 31, 2020:

	Shares issued	Issuance price per share
Series A-1 Convertible Preferred Stock	3,125,000	$0.32
Series A-2 Convertible Preferred Stock	2,666,665	$1.68
Series A Preferred stock	5,791,665

The Series A-1 Preferred Stock (“Series A-1”) and Series A-2 Preferred Stock (“Series A-2” and, collectively with the Series A-1, the “Preferred Stock”), could be converted at any time at the election of the holder into common stock at an initial conversion price determined by dividing the Series A-1 original issue price of $0.59, as amended, by the Series A-1 conversion price of $0.59; and the Series A-2 original issue price of $3.10, as amended, by the Series A-2 conversion price of $3.10; both were subject to adjustment for stock splits, stock combinations and the like, and to a weighted-average adjustment for future issuances of common stock, warrants or rights to purchase common stock or securities convertible into common stock for a consideration per share that is less than the then-applicable conversion price, subject to certain exceptions listed in the Charter.

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

Note 10 – Marketable Securities

In January 2022, the Company sold all of its marketable securities with the original cost $5,988,462. The Company realized $106,324 loss on the sale of these securities and recorded the unrealized gain of $54,508 on its investments in marketable securities for the three months ended March 31, 2022.

Note 11 – Commitments and Contingencies

The Company’s office space lease in Woburn, Massachusetts (the “Woburn Lease”) for the Company’s corporate headquarters was on a month-to-month basis since November 2020 and was terminated in February 2022. The rent expense for this lease was $14,239 and $41,837 for the three-month periods ended March 31, 2022 and 2021, respectively.

On February 2, 2022, the Company entered into a lease agreement for approximately 15,638 square feet of its new corporate office space in Billerica, Massachusetts (the “Billerica Lease”). The Billerica Lease has a term of 92 months from its effective date and includes the access to certain additional office space within the same office building through the earlier of August 1, 2022 or the completion of certain tenant improvements (the “Swing Space”). In addition, the Company is required to share in certain taxes and operating expenses of the Billerica Lease.

The Billerica lease is classified as an operating lease. At the date of the Billerica lease inception, the Company recorded a right-of-use asset of $1,481,646 in operating lease right-of-use asset, as well as a lease liability of $12,222 in current liabilities and $1,547,614 in long-term liabilities. The operating lease right-of use asset is less than that of the Company’s lease liabilities as of the lease inception date. This is due to the fact that the Company as part of the Billerica lease was allowed certain tenant improvement allowances, of which, amounted to $78,190 at lease inception. This lease liability represents the net present value of future lease payments for the lease utilizing a discount rate of 5.98%, which corresponds to the Company’s incremental borrowing rate. As of March 31, 2022, the remaining lease term was 7.5 years. The Company recorded expense related to the Billerica Lease in the amount of $41,526 for the three-months ended March 31, 2022. During the three months ended March 31, 2022, the Company made cash payments of $14,018 for amounts included in the measurement of lease liabilities.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the condensed consolidated balance sheet as of March 31, 2022:

2022 (remaining)	$74,349
2023	197,307
2024	275,875
2025	284,151
Thereafter	1,142,709
Total undiscounted lease liabilities	$1,974,391
Less effects of discounting	(413,498)
Total lease liabilities	$1,560,893

Reported as of March 31, 2022:
Current portion of operating lease liability	$27,068
Operating lease liability, less current portion	1,533,825
Total lease liabilities	$1,560,893

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements for the period ended March 31, 2022, and related notes included elsewhere in this filing. This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this filing. You should carefully read the “Risk Factors” section of this filing to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this filing.

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

Since our incorporation in 2014, we have devoted the majority of our efforts to technology development, business planning, and advancing research collaborations. We incurred net losses of $937,954 and $1,414,618 for the three-month periods ended March 31, 2022 and 2021, respectively. We had negative cash flow from operating activities of $1,030,424 and $235,651 for the three-month periods ended March 31, 2022 and 2021, respectively, and had an accumulated deficit of $15,351,805 as of March 31, 2022.

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

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto within the Consolidated Financial Statements section in Part I of this report, and trends discussed in “Risk Factors” within Part II of this report.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three-month periods ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Revenue
Sales	$-	$26,100
Grant revenue	47,482	34,633
Total revenue	47,482	60,733

Cost of sales	-	27,951

Gross profit	47,482	32,782

Operating expenses
Research and development	334,670	17,955
General and administrative	584,872	387,387
Total operating expenses	919,542	405,342

Operating loss	(872,060)	(372,560)

Other (income) and expenses
Unrealized gain on marketable securities	(54,508)	-
Realized loss on marketable securities	106,324	-
Other income	(2,728)	-
Loss on extinguishment of convertible notes	-	934,257
Interest expense	16,806	107,801

Net loss	$(937,954)	$(1,414,618)

Revenues

Our revenues during the three-month period ended March 31, 2022, were $47,482 as compared to revenues of $60,733 during the three-month period ended March 31, 2021, representing a decrease of $13,251, or 22%. During the three-month period ended March 31, 2022, revenue included grants of $47,482 and no revenues from product sales and research services as compared to revenue in the same period of 2021 from product sales of $15,600, grants of $34,633 and $10,500 in research services. The decrease in revenue was due to the reduction in research services and business activities due to the Company’s relocation to Billerica, Massachusetts. This relocation resulted in the Company temporarily not having facilities that were sufficient to perform its research services and business activities. The Company expects to resume normal operations in the second half of 2022.

Gross Profit

Gross profit for the three-month period ended March 31, 2022 was $47,482, as compared to gross profit of $32,782 for the three-month periods ended March 31, 2021, which represented a 45% increase primarily due to the fact that the Company had no sales of products or services during the three-month period ended March 31, 2022 due to its relocation to Billerica, Massachusetts.

Research and Development Expenses

Research and development expenses increased by $316,715, or 1,764%, from $17,955 for the three-month period ended March 31, 2021 compared to $334,670 for the three-month period ended March 31, 2022. The increase in expenses was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic. We expect these expenditures to increase over 2022 and beyond as we increase our research and development efforts to pre-pandemic levels.

General and Administrative Expenses

General and administrative expenses increased by $197,485, or 51%, from $387,387 for the three-month period ended March 31, 2021 compared to $584,872 for the three-month period ended March 31, 2022. The increase was primarily attributable to increased operating expenses as a public company, including the addition of accounting, legal and audit related expenses, of which approximately $100,000 was related to increased payroll expense and approximately $60,000 was related to the addition of director and officer insurance. General and administrative expenditures will continue to increase during 2022 to support ongoing financial reporting and compliance activities.

Interest and Other Income/Loss

We recognized interest expense of $16,806 and $107,801 in the three-month periods ended March 31, 2022 and 2021, respectively, representing a decrease of $90,995, or 84%. The decrease in interest expense was due to a decrease in our outstanding indebtedness as a result of the conversion of $2.1 million in notes to equity concurrently with the consumption of our initial public offering on August 31, 2021.

We recognized $51,816 in net realized and unrealized losses on the marketable securities during the three-month period ended March 31, 2022. We did not hold such investments during the three-month period ended March 31, 2021.

We recognized a loss on extinguishment of debt totaling $934,257 in the three-month period ended March 31, 2021 related to certain convertible notes. The loss on the extinguishment of debt represented the excess of the fair value of these convertible notes totaling $3,075,987 over their carrying value of $2,141,730 at their amendment date in the first quarter of 2021. We did not incur such losses in the three-month period ended March 31, 2022.

Net Loss

Overall, the net loss decreased by $476,664, or 34%, to $937,954 as compared to $1,414,618 for the period ended March 31, 2021 due to the loss on extinguishment of our convertible notes in the three-month period ended March 31, 2021 in the amount of $934,257, when no such loss occurred during the period ended March 31, 2022. This reduction was offset by an increase in the operating expenses of $514,200 when comparing the three-month period ended March 31, 2022 to the same period in the prior year.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though we experienced negative cash flows from operations of $1,030,424 for the three-month period ended March 31, 2022, as a result of our recent common stock offering in August 2021, we had cash and cash equivalents of $8,859,317 at March 31, 2022. Therefore, we estimate that our available cash resources will be sufficient to fund our operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

As of March 31, 2022, we had approximately $8.9 million in cash and cash equivalents. Cash and cash equivalents increased $4.8 million at March 31, 2022 as compared to December 31, 2021 due to the sale of approximately $5.9 million in the Company’s marketable securities, offset by the cash spending for operating activities for the three-month period ended March 31, 2022.

Since inception, we have funded our operations primarily through equity and debt financings, as well as from modest sales of products and research services. As of March 31, 2022, we had an accumulated deficit of $15,351,805.

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

We believe the net proceeds from our initial public offering, together with our cash generated from commercial sales and research activity, will enable us to fund our operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Three Months Ended March 31,
	2022	2021
Cash proceeds provided by (used in):
Operating activities	$(1,030,424)	$(235,651)
Investing activities	5,874,613	(5,250)
Financing activities	-	250,000
Net increase (decrease) in cash and cash equivalents	$4,844,189	$9,099

Net cash used in operating activities

Net cash used in operating activities was approximately $1 million and $0.24 million for the three-month periods ended March 31, 2022 and 2021, respectively. The increase in operating spending was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic. In addition, we experienced the increase in our general and administrative spending since we became a public company in August 2021.

We anticipate our research and development efforts and on-going general and administrative costs will generate negative cash flows from operating activities for the foreseeable future.

Net cash used in investing activities

Net cash provided by (used in) investing activities was approximately $5.9 million and less than $0.1 million for the three-month periods ended March 31, 2022 and 2021, respectively. The increase was primarily attributable to our sales of our entire portfolio of marketable securities during the three-month period ended March 31, 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $0, and approximately $0.25 million, for the three-month periods ended March 31, 2022 and 2021, respectively. The Company issued $250,000 in convertible notes during the three-month period ended March 31, 2021. There were no equity or debt issuances during the three-month period ended March 31, 2022.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for the public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard on January 1, 2022, which had no material impact to the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 which establishes new accounting and disclosure requirements for leases. ASU No. 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASU 2016-02 in the first quarter of 2022 using the effective date approach to recognize and measure leases as of the adoption date. The Company has elected to utilize the available practical expedient to not separate lease components from non-lease components as well as the package of practical expedients that allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. At the date of adoption on January 1, 2022, this guidance had no impact to the Company’s condensed consolidated financial statements.

We do not believe that any other recently issued but not yet effective accounting pronouncements will have a material effect on the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates.

Other than those noted within Note 2 to our unaudited consolidated financial statements, there have been no significant changes to the Company’s critical accounting policies and estimates during the three-month period ended March 31, 2022 as compared to the information contained in the Company’s 2021 Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. Reference should be made to the consolidated financial statements and related notes included in the 2021 Form 10-K for a full description of other significant accounting policies.

JOBS Act

Section 107 of the Jumpstart Our Business Startups Act of 2012 (the “JOBS ACT”) provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2022. As of March 31, 2022, based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to reasonably ensure that designed control objectives are achieved. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 23, 2022 ( our “Annual Report”). Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as included in our Annual Report. The risks and uncertainties described in our Annual Report are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Item 2. Unregistered Securities Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

There have been no sales of unregistered securities within the period covered by this report that would be required to be disclosed pursuant to Item 701 of Regulation S-K.

Repurchases of Shares or of Company Equity Securities

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQLL INC.

Date: May 12, 2022	/s/ Daniel Jones
Daniel Jones
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	/s/ John W. Kennedy
John W. Kennedy
Chief Financial Officer
(Principal Financial and Accounting Officer)