Form 10-Q
period 2022-06-30
SeqLL, Inc.
filed 2022-08-12
CIK 1605888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 11, 2022, there were 11,886,379 shares of registrant’s common stock outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SeqLL Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$7,853,906	$4,015,128
Marketable securities	-	5,933,364
Accounts receivable, net of allowance for doubtful accounts of $6,016 as of June 30, 2022 and December 31, 2021	30,690	30,714
Other receivables	78,190	34,965
Inventory	246,744	224,155
Prepaid expenses	39,098	186,056
Total current assets	8,248,628	10,424,382
Other assets
Property and equipment, net	260,055	265,267
Operating lease right-of-use asset	1,415,505	-
Other assets	171,250	50,488
Total assets	$10,095,438	$10,740,137

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$500,397	$871,364
Accrued expenses	287,690	311,405
Non-convertible promissory notes - current	-	1,375,000
Current portion of operating lease liability	47,053	-
Total current liabilities	835,140	2,557,769

Non-current liabilities
Operating lease liability, less current portion	1,512,890	-
Non-convertible promissory notes - long-term	1,375,000	-
Total liabilities	3,723,030	2,557,769

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.00001 par value; 80,000,000 shares authorized; 11,886,379 shares issued and outstanding as of June 30, 2022 and December 31, 2021	119	119
Additional paid-in capital	22,719,009	22,596,100
Accumulated deficit	(16,346,720)	(14,413,851)
Total stockholders’ equity	6,372,408	8,182,368
Total liabilities and stockholders’ equity	$10,095,438	$10,740,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Sales	$1,177	$5,984	$1,177	$32,084
Grant revenue	30,000	57,412	77,482	92,045
Total revenue	31,177	63,396	78,659	124,129

Cost of sales	690	12,792	690	40,743

Gross profit	30,487	50,604	77,969	83,386

Operating expenses
Research and development	365,845	24,461	700,515	42,416
General and administrative	625,739	425,234	1,210,611	812,621
Total operating expenses	991,584	449,695	1,911,126	855,037

Operating loss	(961,097)	(399,091)	(1,833,157)	(771,651)

Other (income) and expenses
Unrealized gain on marketable securities	-	-	(54,508)	-
Realized loss on marketable securities	-	-	106,324	-
Interest income	(5,748)	-	(8,476)	-
Other income	-	(190,100)	-	(190,100)
Change in fair value of convertible notes	-	2,186	-	2,186
Loss on extinguishment of convertible notes	-	-	-	934,257
Interest expense	39,566	41,126	56,372	148,927

Net loss	$(994,915)	$(252,303)	$(1,932,869)	$(1,666,921)

Net loss per share - basic and diluted	$(0.08)	$(0.05)	$(0.16)	$(0.34)

Weighted average common shares - basic and diluted	11,886,379	4,864,862	11,886,379	4,864,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	-	$-	11,886,379	$119	$22,596,100	$(14,413,851)	$8,182,368
Stock-based compensation expense	-	-	-	-	55,914	-	55,914
Net loss	-	-	-	-	-	(937,954)	(937,954)
Balance as of March 31, 2022	-	-	11,886,379	119	22,652,014	(15,351,805)	7,300,328
Stock-based compensation expense	-	-	-	-	66,995	-	66,995
Net loss	-	-	-	-	-	(994,915)	(994,915)
Balance as of June 30, 2022	-	$-	11,886,379	$119	$22,719,009	$(16,346,720)	$6,372,408

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	5,791,665	$58	4,864,862	$49	$6,856,020	$(10,710,293)	(3,854,166)
Stock-based compensation expense	-	-	-	-	1,007	-	1,007
Net loss	-	-	-	-	-	(1,414,618)	(1,414,618)
Balance as of March 31, 2021	5,791,665	58	4,864,862	49	6,857,027	(12,124,911)	(5,267,777)
Stock-based compensation expense	-	-	-	-	3,192	-	3,192
Net loss	-	-	-	-	-	(252,303)	(252,303)
Balance as of June 30, 2021	5,791,665	$58	4,864,862	$49	$6,860,219	$(12,377,214)	$(5,516,888)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(1,932,869)	$(1,666,921)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	33,985	43,000
Unrealized gain on marketable securities	(54,508)	-
Realized loss on marketable securities	106,324
Loss on extinguishment of notes	-	934,257
Stock-based compensation expense	122,909	4,199
Change in fair value of convertible notes	-	2,186
Non-cash lease expense	66,248	-
Changes in operating assets and liabilities:
Accounts receivable, net	24	-
Other receivables	34,965	108,815
Prepaid expenses	146,958	-
Inventory	(22,589)	4,753
Other assets	(120,762)	-
Accounts payable	(370,967)	228,545
Accrued expenses	(23,715)	159,758
Net cash used in operating activities	(2,013,997)	(181,408)

Cash Flows from Investing Activities
Purchases of lab equipment	(28,773)	(5,250)
Purchases of marketable securities	(590)	-
Proceeds from sale of marketable securities	5,882,138	-
Net cash provided by (used in) investing activities	5,852,775	(5,250)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	-	250,000
Net cash provided by financing activities	-	250,000

Net increase in cash and cash equivalents	3,838,778	63,342

Cash and cash equivalents, beginning of period	4,015,128	-

Cash and cash equivalents, end of period	$7,853,906	$63,342

Non-cash investing activities
Right-of-use asset acquired through operating lease	$1,481,646	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeqLL Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Operations and Basis of Presentation

SeqLL Inc. was incorporated as a Delaware corporation on April 3, 2014. On April 8, 2014, SeqLL Inc. acquired a 100% ownership interest in SeqLL, LLC (“Subsidiary”), a domestic limited liability company formed on March 11, 2013 in the State of Massachusetts. SeqLL Inc. is a holding company of the Subsidiary (together the “Company” or “SeqLL”) and is a life sciences company focused on the development and application of innovative genetic analysis technologies and the monetization of that technology and related intellectual property. The Subsidiary owns technology to enable the analysis of large volumes of genetic material by directly sequencing single molecules of DNA or RNA. The Subsidiary’s principal office is located in Billerica, Massachusetts.

Initial Public Offering

On August 31, 2021, the Company completed its initial public offering (“IPO”) whereby it sold 3,060,000 units, each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $4.25 per share (the “Warrants”), at a price to the public of $4.25 per unit. The gross proceeds from the IPO were approximately $13 million and were offset by $3.2 million in offering costs, of which $1.6 million was paid in cash and $1.6 million was issued in warrants to Maxim Group LLC (“Underwriter”) (see Note 8). In connection with the IPO, all of the outstanding shares of the Company’s convertible preferred stock automatically converted into 3,130,622 shares of common stock (see Note 9). Additionally, the outstanding convertible notes converted into 641,895 shares of common stock (see Note 7).

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

Notice from the Nasdaq Stock Market

On June 24, 2022, SeqLL received notice from The Nasdaq Stock Market (“Nasdaq”) indicating that, because the closing bid price for its common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the $1.00 minimum bid price requirement for continued listing.

The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock or its warrants to purchase common stock under the symbols “SQL” and “SQLLW,” respectively. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days.

If the Company does not regain compliance by December 18, 2022, the Company may be eligible for an additional grace period. To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period. If the Company meets these requirements, the Nasdaq staff will grant an additional 180 calendar days for the Company to regain compliance with the minimum bid price requirement. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on The Nasdaq Capital Market until the completion of the appeal process.

Risks and Uncertainties

The Company is subject to a number of risks similar to other companies in its industries, including rapid technological change, competition from larger pharmaceutical and biotechnology companies and dependence on key personnel.

Results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SeqLL, LLC. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2022 and its results of operations for the three- and six-months ended June 30, 2022 and 2021, and changes in shareholders’ equity and cash flows for the periods presented. The results disclosed in the condensed consolidated statements of operations for the three- and six-months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 filed with the Securities and Exchange Commission.

Note 2 – Significant Accounting Policies

During the six-month period ended June 30, 2022, there were no changes to the significant accounting policies in relation to what was described in the Annual Report on Form 10-K for the year ended December 31, 2021, other than the items noted in the Recently Adopted Accounting Standards section below.

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

	June 30,	December 31,
	2022	2021

Raw materials	$117,498	$91,995
Work in process	129,246	132,160
Total inventory	$246,744	$224,155

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

The assumptions used in determining the fair value of share-based awards granted during the six-months ended June 30, 2022 are as follows:

June 30, 2022
Risk-free interest rate	1.64%
Expected option life	6 – 6.1 years
Expected dividend yield	0%
Expected stock price volatility	54%

Segments

The Company operates in a single business segment that includes the design, development and manufacturing of genetic analysis technologies.

Leases

In the first quarter of 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) . The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company has recognized right-of-use assets and lease liabilities that represent the net present value of future operating lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortizing over the remaining terms of the leases. The Company accounts for the leases of less than 12 months as short-term leases. See the Recently Adopted Accounting Standards below for additional information related to the adoption of this accounting standard.

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

The following potential shares of common stock were not considered in the computation of diluted net loss per share as their effect would have been antidilutive:

	June 30,
	2022	2021
Convertible preferred stock	-	5,791,665
Convertible promissory notes	-	641,895
Stock options	2,003,919	818,915
Warrants for common stock	4,388,185	711,946

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

Recently Issued Accounting Standards

The Company does not believe that other recently issued but not yet effective accounting pronouncements are expected to have a material effect on the Company’s consolidated financial statements.

Note 3 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2022	2021

Accrued interest	$272,445	$216,073
Other	15,245	95,332
	$287,690	$311,405

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

As of June 30, 2022, the Company had $5,946,573 of investments in money-market funds, included on its balance sheet within Cash and cash equivalents. The fair value of these investments was determined with Level 1 inputs through references to quoted market prices.

Liabilities measured at fair value on a recurring basis at June 30, 2021 are summarized in the table below.

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Convertible notes	$-	$-	$3,170,422	$-
	$-	$-	$3,170,422	$-

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis.

Convertible Notes
Balance at December 31, 2020	$-
Issuance of Amended Notes	3,168,236
Change in fair value of convertible notes	2,186
Balance at June 30, 2021	$3,170,422

The interest expense for the period between in the date of the Conversion Agreements related to the Amended Notes (see Note 7) and June 30, 2021 of $53,543 is included in the change in fair value of the Amended Notes.

There were no assets or liabilities measured at fair value on a non-recurring basis during the three- and six- months ended June 30, 2022 or 2021.

The carrying values of financial instruments such as accounts receivable, net, other receivables, accounts payable, and accrued expenses approximated fair value as of June 30, 2022 and December 31, 2021 due to their short-term maturities.

The carrying value of the Company’s Non-Convertible Promissory Note approximated its fair value as of June 30, 2022 and December 31, 2021.

Note 5 – Stock Option Plan

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) permits the grant of options for its common stock and shares of common stock to its employees, board members and consultants for up to 3,500,000 shares.

As of June 30, 2022, there were 1,496,081 shares available for future issuance under the 2014 Plan. Generally, option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant and vest over a period of three to four years. No option may have a term in excess of ten years from the option grant date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined by the 2014 Plan). The weighted average grant date fair value of options granted in the six-month period ended June 30, 2022 was $0.89 per share. No option awards were granted during the six months ended June 30, 2021.

The stock option activity for the period ended June 30, 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2021	918,919	$2.09	5.79
Granted	1,085,000	$1.71
Outstanding of June 30, 2022	2,003,919	$1.88	7.59
Exercisable at June 30, 2022	918,412	$2.09	5.29

During the three months ended June 30, 2022 and 2021, the Company recorded $66,995 and $3,192, respectively, of stock-based compensation associated with vesting of stock options, of which $46,393 and $3,192   were included in general and administrative expenses for the three months ended June 30, 2022 and 2021, respectively, and $20,602 and $0   were included in research and development expenses for the three months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022 and 2021, the Company recorded $122,909 and $4,199, respectively, of stock-based compensation associated with vesting of stock options, of which $85,139 and $4,199   were included in general and administrative expenses for the six months ended June 30, 2022 and 2021, respectively, and $37,770 and $0   were included in research and development expenses for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, there was approximately $844,804 of unrecognized compensation expense related to unvested share-based compensation awards, which will be recognized over a weighted average period of approximately 1.75 years.

Note 6 – Related Party Transactions

At June 30, 2022 and December 31, 2021, the Company had the following outstanding payables to its shareholders for past services, which are included within the Company’s accounts payable above:

	June 30, 2022	December 31, 2021

Genomic Diagnostic Technologies	$11,525	$23,725
St. Laurent Institute	245,399	313,679
St. Laurent Realty, Inc.	7,558	27,913
Total related party payables	$264,482	$365,317

The above entities are affiliated with (1) William C. St. Laurent, a former member of the Company’s board of directors, (2) relatives of Mr. St. Laurent or (3) entities controlled by the St. Laurent family, who are controlling shareholders of the Company. St. Laurent Realty, Inc. and Genomic Diagnostic Technologies assisted the Company by previously providing corporate accounting support; St. Laurent Institute, a non-for-profit company, provided bioinformatics specialist support for certain sequencing services.

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

In November and December 2020, the Company issued senior secured convertible promissory notes to a third-party investor amounting to $200,000. These notes accrued interest at 10% per annum, were to be repaid at the earlier of December 31, 2022, or the Company’s next qualified financing of a minimum of $7.5 million (as defined in the notes agreement), and were convertible at $3.75 per share.

On December 31, 2020, the Company issued a non-convertible promissory note to St. Laurent Investments LLC amounting to $426,020 due July 31, 2022, bearing 10% interest per annum in exchange for the accrued interest on all its notes of the Company outstanding through that date.

From January to March 2021, the Company issued senior secured convertible promissory notes to investors for total proceeds of $250,000. The Convertible Notes accrued interest at 10% per annum, matured at the earlier of December 31, 2022, or the Company’s next qualified equity offering of a minimum of $7.5 million, and were convertible at $3.75 per share.

On February 3, 2021, the preferred stockholder and the holder of $2,910,710 in the Convertible Notes and Promissory Notes of the Company granted the Company an extension on all its notes of the Company to be repaid on or before July 31, 2022. This amendment was accounted for on a prospective basis under the troubled debt restructuring guidance.

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

At the IPO date, the Amended Notes automatically converted based on their original terms into 641,895 shares of common stock. The fair value of the Amended Notes of $3,364,198 immediately prior to the conversion, less a $141,884 cash payment related to the accrued interest, was reclassified into the additional paid in capital on the condensed consolidated balance sheet. The fair value of the Amended Notes at the conversion date was estimated based on the fair value of the common stock issued upon the conversion.

The Company recognized $195,962 loss due to the change in fair value of the Amended Notes between the amendment date and their conversion at the IPO date.

In October 2021, the Company entered into an agreement with St. Laurent Investments LLC to reduce the interest on $1,375,000 principal amount of the Promissory Notes from 10% to 5% per year starting on October 1, 2021. The Company accounted for this transaction as a modification on a prospective basis.

In October 2021, the Company repaid $270,000 of the Promissory Notes to William C. St Laurent in cash.

In connection with all the Convertible Notes and Promissory Notes issued during 2021 and 2020, the Company issued warrants to noteholders to purchase the total of 66,665 and 53,333 shares of the Company’s common stock, including 11,466 to the placement agent (see Note 8). The fair values of these warrants were immaterial at issuance.

In June 2022, the Company entered into an agreement with St. Laurent Investments LLC to extend the maturity date of the $1,375,000 Promissory Note to July 31, 2024. The Company accounted for this transaction as a modification on a prospective basis.

For the three months ended June 30, 2022 and 2021, interest expense was $39,566 and $41,126, respectively.

For the six months ended June 30, 2022 and 2021, interest expense was $56,372 and $148,927, respectively.

Note 8 – Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase the Company’s common stock as of June 30, 2022:

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
	4,388,185

During the six-month period ended June 30, 2022, warrants to purchase 5,211 shares of common stock with an exercise price of $3.10 expired.

 Note 9 – Preferred Stock

The Company had outstanding preferred stock as of December 31, 2020:

	Shares authorized	Shares issued	Issuance price per share
Series A-1 Convertible Preferred Stock		3,125,000	$0.32
Series A-2 Convertible Preferred Stock		2,666,665	$1.68
Series A Preferred stock	20,000,000	5,791,665

The Series A-1 Preferred Stock (“Series A-1”) and Series A-2 Preferred Stock (“Series A-2”) collectively the Preferred Stock”, could be converted at any time at the election of the holder into common stock at an initial conversion price determined by dividing the Series A-1 original issue price of $0.59, as amended, by the Series A-1 conversion price of $0.59; and the Series A-2 original issue price of $3.10, as amended, by the Series A-2 conversion price of $3.10; both were subject to adjustment for stock splits, stock combinations and the like, and to a weighted-average adjustment for future issuances of common stock, warrants or rights to purchase common stock or securities convertible into common stock for a consideration per share that is less than the then-applicable conversion price, subject to certain exceptions listed in the Charter.

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

In connection with the IPO, all of the outstanding shares of the Company’s convertible preferred stock, upon the consent of the holders of a majority of the Preferred Stock, automatically converted into 3,130,622 shares of common stock.

Note 10 – Marketable Securities

In January 2022, the Company sold all of its marketable securities with the original cost $5,988,462. The Company realized $106,324 loss on the sale of these securities and recorded the unrealized gain of $54,508 on its investments in marketable securities for the six months ended June 30, 2022.

Note 11 – Commitments and Contingencies

The Company’s office space lease in Woburn, Massachusetts (the “Woburn Lease”) for the Company’s corporate headquarters was on a month-to-month basis since November 2020 and was terminated in February 2022. The rent expense for this lease was $0 and $50,129 for the three months ended June 30, 2022 and 2021, respectively, and $14,239 and $91,966 for the six months ended June 30, 2022 and 2021, respectively.

On February 2, 2022, the Company entered into a lease agreement for approximately 15,638 square feet of its new corporate office space in Billerica, Massachusetts (the “Billerica Lease”). The Billerica Lease has a term of 92 months from its effective date and included access to certain additional office space until August 1, 2022 (the “Swing Space”). In addition, the Company is required to share in certain taxes and operating expenses of the Billerica Lease.

The Billerica Lease is classified as an operating lease. At the inception date of the Billerica Lease, the Company recorded a right-of-use asset of $1,481,646 in operating lease right-of-use asset, as well as a lease liability of $12,222 in current liabilities and $1,547,614 in long-term liabilities. The operating lease right-of use asset is less than that of the Company’s lease liabilities as of the lease inception date. This is due to the fact that the Company as part of the Billerica Lease was allowed certain tenant improvement allowances, which amounted to $78,190 at lease inception. This lease liability represented the net present value of future lease payments for the lease utilizing a discount rate of 5.98%, which corresponded to the Company’s incremental borrowing rate. As of June 30, 2022, the remaining lease term was 7.3 years.

The Company recorded expense related to the Billerica Lease in the amount of $62,289 and $103,816 for the three-and six-months ended June 30, 2022, respectively.

During the three and six months ended June 30, 2022, the Company made cash payments of $23,550 and $37,568, respectively, for amounts included in the measurement of lease liabilities.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the condensed consolidated balance sheet as of June 30, 2022:

2022 (remaining)	$50,799
2023	197,307
2024	275,875
2025	284,151
Thereafter	1,142,709
Total undiscounted lease liabilities	$1,950,841
Less effects of discounting	(390,898)
Total lease liabilities	$1,559,943

Reported as of June 30, 2022:
Current portion of operating lease liability	$47,053
Operating lease liability, less current portion	1,512,890
Total lease liabilities	$1,559,943

Note 12 — Paycheck Protection Program

On May 5, 2021, the Company applied for and received a loan for $190,100 in connection with the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) Act that was signed into law on March 27, 2020.

The loan had a term of 5 years, was unsecured and was guaranteed by the Small Business Administration (“SBA”). The loan bore interest at one percent per annum. Loan payments were to be deferred for borrowers who apply for loan forgiveness until the SBA remits the borrower’s loan forgiveness amount to the lender. If a borrower did not apply for loan forgiveness, payments were to be deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (between 8 and 24 weeks).

Some or all of the loan could be forgiven if at least 75% of the loan proceeds were used by the Company to cover payroll costs, including benefits, and if the Company maintained its employment and compensation within certain parameters during the period following the loan origination date and complied with other relevant conditions.

The Company elected to account for the PPP loan as an in-substance government grant by applying the guidance in International Accounting Standards 20 by analogy based on the assessment that it is probable that it will meet both (a) the eligibility criteria for a PPP loan, and (b) the loan forgiveness criteria for all or substantially all of the PPP loan. Under this guidance, the Company recorded the loan proceeds in other income in the consolidated statement of operations for the three and six months ended June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements for the three and six   months ended June 30, 2022, and related notes included elsewhere in this filing. This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this filing. You should carefully read the “Risk Factors” section of this filing to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this filing.

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

We incurred net losses of $994,915 and $252,303 for the three months ended June 30, 2022 and 2021, respectively, and net losses of 1,932,869 and 1,666,921 for the six months ended June 30, 2022 and 2021 respectively. We had negative cash flow from operating activities of $2,013,997   and $181,408 for the six months ended June 30, 2022 and 2021, respectively, and had an accumulated deficit of $16,346,720 as of June 30, 2022.

Results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business.

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto within the Consolidated Financial Statements section of this report, and trends discussed in “Risk Factors” in Item 1-A of Part II of this report.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022   and 2021:

	Three months ended June 30,
	2022	2021
Revenue
Sales	$1,177	$5,984
Grant revenue	30,000	57,412
Total revenue	31,177	63,396

Cost of sales	690	12,792

Gross profit	30,487	50,604

Operating expenses
Research and development	365,845	24,461
General and administrative	625,739	425,234
Total operating expenses	991,584	449,695

Operating loss	(961,097)	(399,091)

Other (income) and expenses
Other income	(5,748)	(190,100)
Change in fair value of convertible notes	-	2,186
Interest expense	39,566	41,126

Net loss	$(994,915)	$(252,303)

Revenues

Our revenues during the three months ended June 30, 2022 were $31,177 as compared to revenues of $63,396 during the three-month period ended June 30, 2021, representing a decrease of $32,219, or 51%. During the three months ended June 30, 2022, revenue included grants of $30,000, $1,777 of revenues from product sales, and no sales from research services as compared to revenue in the same period of 2021 with no product sales, grants of $57,412 and $5,984 in research services.   The decrease in revenue was due to the reduction in research services and business activities due to our relocation to Billerica, Massachusetts. This relocation resulted in our temporarily not having facilities that were sufficient to perform our research services and business activities. We expect to resume normal operations in the second half of 2022. In addition, grant revenue declined by 48% over the prior period due primarily to 2022 being the final year of the award.

Gross Profit

Gross profit for the three months ended June 30, 2022 was $30,487, as compared to gross profit of $50,604 for the three months ended June 30, 2021, which represented a 40% decrease primarily due to the fact that we had immaterial sales of products or services during the three months ended June 30, 2022 due to our relocation to Billerica, Massachusetts.

Research and Development Expenses

Research and development expenses increased by $341,384, or 1,396%, from $24,461 for the three months ended June 30, 2021 compared to $365,845 for the three months ended June 30, 2022. The increase in expenses was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic. We expect these expenditures to increase over 2022 and beyond as we increase our research and development efforts to pre-pandemic levels.

General and Administrative Expenses

General and administrative expenses increased by $200,505, or 47%, from $425,234 for the three months ended June 30, 2021 compared to $625,739 for the three months ended June 30, 2022. The increase was primarily attributable to increased operating expenses as a public company, including the addition of accounting, legal and audit related expenses, as well as approximately $200,000 related to increased payroll expense. General and administrative expenditures will continue to increase during 2022 to support ongoing financial reporting and compliance activities.

Interest and Other Income/Loss

We recognized interest expense of $39,566 and $41,126 in the three months ended June 30, 2022 and 2021, respectively, representing a decrease of $1,560, or 4%. The decrease in interest expense was due to a decrease in our outstanding indebtedness as a result of the conversion of $2.1 million in notes to equity concurrently with the consummation of our initial public offering on August 31, 2021.

We recognized $2,186 related to the change in fair value of our convertible notes in the three-month period ended June 30, 2021. No such convertible notes were in existence for the three-month period ended June 30, 2022.

We recognized $5,748 of interest income in the three-month period ended June 30, 2022. No such income was noted for the three-month period ended June 30, 2021.

In the three-month period ended June 30, 2021, we recognized $190,100 from the receipt of funds in connection with the Paycheck Protection Program (“PPP”) pursuant to the CARES Act that was signed into law on March 27, 2020 . No such receipt was noted for the three-month period ended June 30, 2022.

Net Loss

Overall, the net loss increased by $742,612, or 294%, to $994,915 as compared to $252,303 for the three months ended June 30, 2021. The increase in expenses was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic as well as the other income in connection with the PPP loan during the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
Revenue
Sales	$1,177	$32,084
Grant revenue	77,482	92,045
Total revenue	78,659	124,129

Cost of sales	690	40,743

Gross profit	77,969	83,386

Operating expenses
Research and development	700,515	42,416
General and administrative	1,210,611	812,621
Total operating expenses	1,911,126	855,037

Operating loss	(1,833,157)	(771,651)

Other (income) and expenses
Unrealized gain on marketable securities	(54,508)	-
Realized loss on marketable securities	106,324	-
Other income	(8,476)	(190,100)
Change in fair value of convertible notes	-	2,186
Loss on extinguishment of convertible notes	-	934,257
Interest expense	56,372	148,927

Net loss	$(1,932,869)	$(1,666,921)

Revenues

Our revenues during the six months ended June 30, 2022, were $78,659 as compared to revenues of $124,129 during the six months ended June 30, 2021, representing a decrease of $45,470, or 37%. During the six months ended June 30, 2022, revenue included grants of $77,482 and $1,777 of revenues from product sales, and no sales from research services as compared to revenue in the same period of 2021 from product sales of $15,600, grants of $92,045 and $16,484 in research services. The decrease in revenue was due to the reduction in research services and business activities due to our relocation to Billerica, Massachusetts. This relocation resulted in our temporarily not having facilities that were sufficient to perform our research services and business activities. We expect to resume normal operations in the second half of 2022. In addition, grant revenue declined by 16% over the prior period due primarily to 2022 being the final year of the award.

Gross Profit

Gross profit for the six months ended June 30, 2022 was $77,969, as compared to gross profit of $83,386 for the six months ended June 30, 2021, which represented a 6% decrease primarily due to the fact that we had immaterial sales in 2022 due to our relocation to Billerica, Massachusetts as well as decreased grant revenue for the period ended June 30, 2022.

Research and Development Expenses

Research and development expenses increased by $658,099, or 1,552%, from $42,416 for the six months ended June 30, 2021 compared to $700,515 for the six months ended June 30, 2022. The increase in expenses was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic. We expect these expenditures to increase over 2022 and beyond as we increase our research and development efforts to pre-pandemic levels.

General and Administrative Expenses

General and administrative expenses increased by $397,990, or 49%, from $812,621 for the six months ended June 30, 2021 compared to $1,210,611 for the six months ended June 30, 2022. The increase was primarily attributable to increased operating expenses as a public company, including the addition of accounting, legal and audit related expenses, as well as approximately $400,000 related to increased payroll expense. General and administrative expenditures will continue to increase during 2022 to support ongoing financial reporting and compliance activities.

Interest and Other Income/Loss

We recognized interest expense of $56,372 and $148,927 in the six months ended June 30, 2022 and 2021, respectively, representing a decrease of $92,555, or 62%. The decrease in interest expense was due to a decrease in our outstanding indebtedness as a result of the conversion of $2.1 million in notes to equity concurrently with the consummation of our initial public offering on August 31, 2021.

We recognized $51,816 in net realized and unrealized losses on the marketable securities during the six months ended June 30, 2022. We did not hold such investments during the six months ended June 30, 2021.

We recognized $2,186 related to the change in fair value of our convertible notes in the six months ended June 30, 2021. No such convertible notes were in existence for the six months ended June 30, 2022.

We recognized $8,476 of interest income in the six-month period ended June 30, 2022. No such income was noted for the six-month period ended June 30, 2021.

In the six-month period ended June 30, 2021, we recognized $190,100 from the receipt of funds in connection with the PPP pursuant to the CARES Act that was signed into law on March 27, 2020 . No such receipt was noted for the six-month period ended June 30, 2022.

We recognized a loss on extinguishment of debt totaling $934,257 in the six-month period ended June 30, 2021 related to certain convertible notes. The loss on the extinguishment of debt represented the excess of the fair value of these convertible notes totaling $3,075,987 over their carrying value of $2,141,730 at their amendment date in the first quarter of 2021. We did not incur such losses during the six months ended June 30, 2022.

Net Loss

Overall, the net loss increased by $265,948, or 16%, to $1,932,869 as compared to $1,666,921 for the six months ended June 30, 2021. This increase is primarily attributable to increased operating expenses as a public company and our progressive return to research and development activities to levels of pre-COVID-19 pandemic and our net realized and unrealized losses of $51,816. This increase in operating expenses was offset by our loss on extinguishment of our convertible notes in the six months ended June 30, 2021 in the amount of $934,257. No such loss occurred during the period ended June 30, 2022.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though we experienced negative cash flows from operations of $2,013,997 for the six months ended June 30, 2022, as a result of our recent common stock offering in August 2021, we had cash and cash equivalents of $7,853,906 at June 30, 2022. Therefore, we estimate that our available cash resources will be sufficient to fund our operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

As of June 30, 2022, we had approximately $7.9 million in cash and cash equivalents. Cash and cash equivalents increased $3.8 million at June 30, 2022 as compared to December 31, 2021 due to the sale of approximately $5.9 million in our marketable securities, offset by the cash spending for operating activities for the six-month period ended June 30, 2022.

Since inception, we have funded our operations primarily through equity and debt financings, as well as from modest sales of products and research services. As of June 30, 2022, we had an accumulated deficit of $16,346,720.

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

Our future capital requirements will depend on many factors, including:

●	our ability to successfully further develop our technologies and create innovative products in our markets, including the costs associated with the development of our tSMS platform across multiple market segments, for which we have budgeted approximately $1 million in 2022 and $2 million in 2023 in support of our collaborative efforts in detection tools for heart disease and cancer, and chromatin mapping in genome biology;

●	scientific progress in research and development of our collaborative programs, including the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights, as well as the costs associated with any product or technology that we may in-license or acquire; and

●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; including the need to enter into other collaborations to enhance or complement our product and service offerings.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Six Months Ended June 30,
	2022	2021
Cash proceeds (used in) provided by:
Operating activities	$(2,013,997)	$(181,408)
Investing activities	5,852,775	(5,250)
Financing activities	-	250,000
Net increase in cash and cash equivalents	$3,838,778	$63,342

Net cash used in operating activities

Net cash used in operating activities was approximately $2 million and $0.18 million for the six months ended June 30, 2022 and 2021, respectively. The increase in operating spending was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic. In addition, we experienced an increase in our general and administrative spending since we became a public company in August 2021.

We anticipate our research and development efforts and on-going general and administrative costs will generate negative cash flows from operating activities for the foreseeable future.

Net cash used in investing activities

Net cash provided by (used in) investing activities was approximately $5.9 million and less than $0.1 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily attributable to our sales of our entire portfolio of marketable securities during the six-month period ended June 30, 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $0 and approximately $0.25 million for the six months ended June 30, 2022 and 2021, respectively. We issued $250,000 in convertible notes during the six-month period ended June 30, 2021. There were no equity or debt issuances during the six months ended June 30, 2022.

Recent Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for the public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We adopted this standard on January 1, 2022, which had no material impact to our condensed consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”) which establishes new accounting and disclosure requirements for leases. ASU No. 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASU 2016-02 in the first quarter of 2022 using the effective date approach to recognize and measure leases as of the adoption date. The Company has elected to utilize the available practical expedient to not separate lease components from non-lease components as well as the package of practical expedients that allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. At the date of adoption on January 1, 2022, this guidance had no impact to our condensed consolidated financial statements.

We do not believe that any other recently issued but not yet effective accounting pronouncements are expected to have a material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

We prepare our financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect reported amounts. Estimations are considered critical accounting estimates based on, among other things, its impact on the portrayal of our financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in its deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimates.

Other than those noted within Note 2 to our unaudited consolidated financial statements, there have been no significant changes to our critical accounting policies and estimates during the three- and six-month periods ended June 30, 2022 as compared to the information contained in our 2021 Form 10-K filed with the SEC. Reference should be made to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a full description of other significant accounting policies.

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

Not required under Regulation S-K for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2022. As of June 30, 2022, based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 23, 2022 ( our “Annual Report”), except as follows:

The price of our common stock has not met the requirements for continued listing on the Nasdaq Capital Market. If we fail to maintain or regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of the Nasdaq Capital Market ("Nasdaq") require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. The bid price of our common stock has recently closed below the minimum $1.00 per share requirement and on June 21, 2022 we received a notification of noncompliance from Nasdaq. In accordance with Nasdaq’s listing rules, we will be afforded 180 calendar days to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

If we fail to regain compliance with the minimum bid price requirement, or if we fail to meet other continued listing requirements in the future, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to consummate a strategic transaction and raise additional financing through the public or private sale of equity securities, and would significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees and the loss of institutional investor interest.

Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as included in our Annual Report. The risks and uncertainties described in our Annual Report and this report are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Item 2. Unregistered Securities Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

There have been no sales of unregistered securities within the period covered by this report that would be required to be disclosed pursuant to Item 701 of Regulation S-K.

Repurchases of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Appointment of Chief Financial Officer

On August 9, 2022, we appointed Frances Scally as our Chief Financial Officer on an interim basis, effective immediately. Ms. Scally, age 55, has over 30 years’ experience in strategic accounting and financial leadership, including serving as chief financial officer, chief accounting officer and in other senior financial executive roles at both domestic and multi-national public and private companies.  Since October 2021, Ms. Scally has been a Managing Director at DLA LLC, an Advisory firm, in which capacity she provides accounting advisory services.  Prior to joining DLA LLC, Ms. Scally was the Chief Accounting Officer and Acting Chief Financial Officer of Aceto Holdings, L.P. from April 2019 to April 2020, as well as the Chief Accounting Officer of Aceto Corporation from March 2007 to April 2019. Aceto Corporation is an international company engaged in the development, marketing, sale and distribution of human health products, pharmaceutical ingredients and performance chemicals.  Prior to joining Aceto, Ms. Scally was the Director of Financial Reporting and Compliance at Veeco Instruments Inc., a manufacturer of semiconductor process equipment, from 1998-2007. From 1989-1998, Ms. Scally was employed by Ernst & Young LLP. Ms. Scally received a bachelor’s degree in accounting from LIU Post and is a Certified Public Accountant. She is a member of New York State Society of CPAs and American Institute of Certified Public Accountants. Ms. Scally also is a Trustee and a member of the Finance Committee for St. Edward the Confessor Church and School.

Ms. Scally’s services as our Chief Financial Officer are being secured pursuant to the terms of our Master Services Agreement with DLA LLC, where Ms. Scally is an employee.

There are no family relationships between Ms. Scally and any director or other executive officer of our company, nor are there any transactions to which we were or are a participant and in which Ms. Scally has a material interest subject to disclosure under Item 404(a) of Regulation S-K. There are no arrangements or understandings between Ms. Scally and any other person pursuant to which she was selected as an officer of our company, other than Ms. Scally’s relationship with DLA LLC.

Resignation of John W. Kennedy

On August 9, 2022, John W. Kennedy resigned as our Chief Financial Officer to pursue other interests while remaining a consultant to our company. In his role as a consultant to our company, Mr. Kennedy will consult on and assist with our proposed research and development projects, which we anticipate we will undertake through newly-formed subsidiaries or through newly-formed joint ventures with one or more third parties, our proposed capital raising efforts and our public relations efforts. Mr. Kennedy’s decision to resign as Chief Financial Officer was not related to any disagreements with our company on any matter relating to our operations, policies or practices or any issues regarding financial disclosures, accounting or legal matters.

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

SEQLL INC.

Date: August 12, 2022	/s/ Daniel Jones
Daniel Jones
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	/s/ Frances Scally
Frances Scally
Chief Financial Officer
(Principal Financial and Accounting Officer)