Form 10-Q
period 2022-09-30
SeqLL, Inc.
filed 2022-11-08
CIK 1605888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, there were 11,886,379 shares of registrant’s common stock outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SeqLL Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
Assets	(Unaudited)

Current assets
Cash and cash equivalents	$4,453,521	$4,015,128
Marketable securities	2,499,685	5,933,364
Accounts receivable, net of allowance for doubtful accounts of $6,016	29,514	30,714
Other receivables	60,000	34,965
Inventory	246,904	224,155
Prepaid expenses	222,831	186,056
Total current assets	7,512,455	10,424,382
Other assets
Property and equipment, net	548,966	265,267
Operating lease right-of-use asset	1,161,743	-
Other assets	127,759	50,488
Total assets	$9,350,923	$10,740,137

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$583,573	$871,364
Accrued expenses	304,101	311,405
Non-convertible promissory notes - current	-	1,375,000
Current portion of operating lease liability	83,145	-
Total current liabilities	970,819	2,557,769

Non-current liabilities
Operating lease liability, less current portion	1,491,649	-
Non-convertible promissory notes - long-term	1,375,000	-
Total liabilities	3,837,468	2,557,769

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 80,000,000 shares authorized; 11,886,379 shares issued and outstanding	119	119
Additional paid-in capital	22,786,005	22,596,100
Accumulated deficit	(17,272,669)	(14,413,851)
Total stockholders’ equity	5,513,455	8,182,368
Total liabilities and stockholders’ equity	$9,350,923	$10,740,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Sales	$-	$15,937	$1,177	$48,021
Grant revenue	-	34,964	77,482	127,009
Total revenue	-	50,901	78,659	175,030

Cost of sales	-	4,049	690	44,792

Gross profit	-	46,852	77,969	130,238

Operating expenses
Research and development	428,771	90,658	1,129,286	133,074
General and administrative	489,729	360,944	1,700,340	1,173,565
Total operating expenses	918,500	451,602	2,829,626	1,306,639

Operating loss	(918,500)	(404,750)	(2,751,657)	(1,176,401)

Other (income) and expenses
Unrealized loss (gain) on marketable securities	242	-	(54,266)	-
Realized loss on marketable securities	-	-	106,324	-
Interest and other income	(9,981)	(93)	(18,457)	(190,193)
Change in fair value of convertible notes	-	193,776	-	195,962
Loss on extinguishment of convertible notes	-	-	-	934,257
Interest expense	17,188	41,066	73,560	189,993

Net loss	$(925,949)	$(639,499)	$(2,858,818)	$(2,306,420)

Net loss per share - basic and diluted	$(0.08)	$(0.09)	$(0.24)	$(0.41)

Weighted average common shares - basic and diluted	11,886,379	7,171,232	11,886,379	5,642,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	-	$-	11,886,379	$119	$22,596,100	$(14,413,851)	$8,182,368
Stock-based compensation expense	-	-	-	-	55,914	-	55,914
Net loss	-	-	-	-	-	(937,954)	(937,954)
Balance as of March 31, 2022	-	-	11,886,379	119	22,652,014	(15,351,805)	7,300,328
Stock-based compensation expense	-	-	-	-	66,995	-	66,995
Net loss	-	-	-	-	-	(994,915)	(994,915)
Balance as of June 30, 2022	-	-	11,886,379	119	22,719,009	(16,346,720)	6,372,408
Stock-based compensation expense	-	-	-	-	66,996	-	66,996
Net loss	-	-	-	-	-	(925,949)	(925,949)
Balance as of September 30, 2022	-	$-	11,886,379	$119	$22,786,005	$(17,272,669)	$5,513,455

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	5,791,665	$58	4,864,862	$49	$6,856,020	$(10,710,293)	(3,854,166)
Stock-based compensation expense	-	-	-	-	1,007	-	1,007
Net loss	-	-	-	-	-	(1,414,618)	(1,414,618)
Balance as of March 31, 2021	5,791,665	58	4,864,862	49	6,857,027	(12,124,911)	(5,267,777)
Stock-based compensation expense	-	-	-	-	3,192	-	3,192
Net loss	-	-	-	-	-	(252,303)	(252,303)
Balance as of June 30, 2021	5,791,665	58	4,864,862	49	6,860,219	(12,377,214)	(5,516,888)
Stock-based compensation expense	-	-	-	-	214,745	-	214,745
Conversion of preferred stock into common stock	(5,791,665)	(58)	3,130,622	31	27	-	-
Conversion of convertible notes into common stock	-	-	641,895	6	3,222,300	-	3,222,306
Issuance of Units and warrants to underwriters in initial public offering, net of issuance costs of $1,555,976	-	-	3,060,000	31	11,453,614	-	11,453,645
Issuance of common stock to underwriters in initial public offering, net of issuance costs of $71,199	-	-	189,000	2	730,161	-	730,163
Net loss	-	-	-	-	-	(639,499)	(639,499)
Balance as of September 30, 2021	-	$-	11,886,379	$119	$22,481,066	$(13,016,713)	$9,464,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(2,858,818)	$(2,306,420)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	58,718	64,543
Unrealized gain on marketable securities	(54,266)	-
Realized loss on marketable securities	106,324	-
Loss on extinguishment of notes	-	934,257
Stock-based compensation	189,905	218,944
Change in fair value of convertible notes	-	195,962
Non-cash lease expense	100,291	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,200	(25)
Other receivables	(25,035)	73,851
Prepaid expenses	(36,775)	(270,150)
Inventory	(22,749)	(5,704)
Other assets	(77,271)	-
Accounts payable	(287,791)	(94,674)
Accrued expenses	(7,304)	166,445
Net cash used in operating activities	(2,913,571)	(1,022,971)

Cash Flows from Investing Activities
Purchases of lab equipment	(29,657)	(5,250)
Purchases of marketable securities	(2,500,517)	-
Sales of marketable securities	5,882,138	-
Net cash provided by (used in) investing activities	3,351,964	(5,250)

Cash Flows from Financing Activities
Proceeds from issuance of units, gross	-	13,009,621
Proceeds from issuance of common stock to underwriters, gross	-	801,362
Payment for issuance costs of units and common stock	-	(1,558,193)
Proceeds from issuance of convertible notes	-	250,000
Settlement of convertible notes	-	(141,884)
Proceeds from loan payable – related party	-	140,000
Payment of loan payable – related party	-	(166,000)
Net cash provided by financing activities	-	12,334,906

Net increase in cash and cash equivalents	438,393	11,306,685

Cash and cash equivalents, beginning of period	4,015,128	-

Cash and cash equivalents, end of period	$4,453,521	$11,306,685

Non-cash investing activities
Right-of-use asset acquired through operating lease	$1,257,495	$-
Leasehold improvements financed through tenant improvement allowance	$312,760	$-
Conversion of notes at initial public offering into common stock	$-	$3,222,206
Issuance costs in accounts payable	$-	$68,982
Fair value of warrants for common stock issued to underwriters	$-	$1,647,076
Conversion of preferred stock par value to common stock and additional paid-in capital	$-	$58

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

Notice from the Nasdaq Stock Market

On June 21, 2022, SeqLL received notice from The Nasdaq Stock Market (“Nasdaq”) indicating that, because the closing bid price for its common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the $1.00 minimum bid price requirement for continued listing.

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SeqLL, LLC. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2022 and its results of operations for the three- and nine-months ended September 30, 2022 and 2021, and changes in shareholders’ equity and cash flows for the periods presented. The results disclosed in the condensed consolidated statements of operations for the three- and nine-months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 filed with the Securities and Exchange Commission.

Note 2 – Significant Accounting Policies

During the nine-month period ended September 30, 2022, there were no changes to the significant accounting policies in relation to what was described in the Annual Report on Form 10-K for the year ended December 31, 2021, other than the items noted in the Recently Adopted Accounting Standards section below.

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

Investments in marketable securities

The Company accounts for its investments in debt securities in accordance with Accounting Standards Codification (“ASC”) 320, Investments — Debt Securities (“ASC 320”). Debt securities, which are comprised of investments in U.S. Treasury Securities, are measured at fair value, based on quoted market prices. As the Company has classified its investments in debt securities as available-for-sale, the Company recognizes all unrealized gains and losses in other comprehensive income, net of tax, and recognizes all realized gains and losses in the Company’s statement of operations.

The Company accounts for its investments in equity securities in accordance with ASC 321, Investments — Equity Securities (“ASC 321”). Equity securities, which are comprised of investments in mutual funds shares, are measured at fair value, based on quoted market prices, with all gains and losses reported in the Company’s statement of operations.

The Company may sell its debt or equity securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

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

	September 30,	December 31,
	2022	2021

Raw materials	$118,216	$91,995
Work in process	128,688	132,160
Total inventory	$246,904	$224,155

Stock-based Compensation

The Company’s share-based compensation program grant awards include stock options and restricted stock awards to employees, directors and consultants. The fair value of stock option grants is estimated as of the date of the grant using the Black-Scholes option pricing model. The fair value of restricted stock awards is based on the fair value of the Company’s common stock on the date of the grant. The fair value of the stock-based awards is then expensed over the requisite service period, generally the vesting period, for each award.

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

The assumptions used in determining the fair value of share-based awards granted during the nine-months ended September 30, 2022 are as follows:

September 30, 2022
Risk-free interest rate	1.64%
Expected option life	6 – 6.1 years
Expected dividend yield	0%
Expected stock price volatility	54%

Segments

The Company operates in a single business segment that includes the design, development and manufacturing of genetic analysis technologies.

Leases

In the first quarter of 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) . The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company recognizes right-of-use assets and lease liabilities that represent the net present value of future operating lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortizing over the remaining terms of the leases. The Company accounts for the leases of less than 12 months as short-term leases. See the Recently Adopted Accounting Standards below for additional information related to the adoption of this accounting standard.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury stock and if-converted methods. Dilutive common stock equivalents are comprised of options outstanding under the Company’s stock option plan and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

The following potential shares of common stock were not considered in the computation of diluted net loss per share as their effect would have been antidilutive:

	September 30,
	2022	2021
Stock options	2,003,919	818,915
Warrants for common stock	4,388,185	4,393,396

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for the public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard on January 1, 2022, which had no material impact to the Company’s condensed consolidated financial statements.

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

Recently Issued Accounting Standards

The Company does not believe that other recently issued but not yet effective accounting pronouncements are expected to have a material effect on the Company’s condensed consolidated financial statements.

Note 3 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021

Accrued interest	$289,633	$216,073
Other	14,468	95,332
	$304,101	$311,405

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

As of September 30, 2022, the Company had $4,002,061 of investments in U.S. Treasury Securities, of which $1,502,376 was included in cash and cash equivalents. The fair value of these investments was determined with Level 1 inputs through references to quoted market prices.

As of December 31, 2021, the Company had $5,993,385 of investments in mutual funds, of which $60,021 was included in cash and cash equivalents. The fair value of these investments was determined with Level 1 inputs through references to quoted market prices.

There were no liabilities measured at fair value at September 30, 2022 or December 31, 2021.

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine-month period ended September 30, 2021.

Convertible Notes
Balance at December 31, 2020	$-
Issuance of Amended Notes	3,168,236
Change in fair value of convertible notes	195,962
Fair value of convertible notes at IPO date	(3,364,198)
Balance at September 30, 2021	$-

At the IPO date, the Amended Notes (as defined in Note 7) were converted into 641,895 shares of common stock (see Note 7). The interest expense of $89,239 for the period between the date of the Conversion Agreements related to the Amended Notes (see Note 7) and September 30, 2021 was included in the change in fair value of the Amended Notes.

There were no assets or liabilities measured at fair value on a non-recurring basis during the three- and nine- months ended September 30, 2022 or 2021.

The carrying values of financial instruments such as accounts receivable, net, other receivables, accounts payable, and accrued expenses approximated fair value as of September 30, 2022 and December 31, 2021 due to their short-term maturities.

The carrying value of the Company’s Non-Convertible Promissory Note approximated its fair value as of September 30, 2022 and December 31, 2021.

Note 5 – Stock Option Plan

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) permits the grant of options for its common stock and shares of common stock to its employees, board members and consultants for up to 3,500,000 shares.

As of September 30, 2022, there were 1,496,081 shares available for future issuance under the 2014 Plan. Generally, option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant and vest over a period of three to four years. No option may have a term in excess of ten years from the option grant date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined by the 2014 Plan). The weighted average grant date fair value of options granted in the nine-month period ended September 30, 2022 was $0.89 per share. No option awards were granted during the nine months ended September 30, 2021.

The stock option activity for the period ended September 30, 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2021	918,919	$2.09	5.79
Granted	1,085,000	$1.71
Outstanding of September 30, 2022	2,003,919	$1.88	7.34
Exercisable at September 30, 2022	919,088	$2.09	5.04

During the three months ended September 30, 2022 and 2021, the Company recorded $66,996 and $214,745, respectively, of stock-based compensation associated with vesting of stock options, of which $46,394 and $214,745 were included in general and administrative expenses for the three months ended September 30, 2022 and 2021, respectively, and $20,602 and $0 were included in research and development expenses for the three months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022 and 2021, the Company recorded $189,905 and $218,944, respectively, of stock-based compensation associated with vesting of stock options, of which $131,533 and $218,944 were included in general and administrative expenses for the nine months ended September 30, 2022 and 2021, respectively, and $58,372 and $0 were included in research and development expenses for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, there was approximately $777,808 of unrecognized compensation expense related to unvested share-based compensation awards, which will be recognized over a weighted average period of approximately 1.62 years.

Note 6 – Related Party Transactions

At September 30, 2022 and December 31, 2021, the Company had the following outstanding payables to its shareholders for past services, which are included within the Company’s accounts payable above:

	September 30, 2022	December 31, 2021

Genomic Diagnostic Technologies	$-	$23,725
St. Laurent Institute	232,418	313,679
St. Laurent Realty, Inc.	7,558	27,913
Total related party payables	$239,976	$365,317

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

In November and December 2020, the Company issued senior secured convertible promissory notes to a third-party investor amounting to $200,000. These notes accrued interest at 10% per annum, were to be repaid at the earlier of December 31, 2022, or the Company’s next qualified financing of a minimum of $7.5 million (as defined in the notes agreement) and were convertible at $3.75 per share.

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

For the three months ended September 30, 2022 and 2021, interest expense was $17,188 and $41,066, respectively.

For the nine months ended September 30, 2022 and 2021, interest expense was $73,560 and $189,993, respectively.

Note 8 – Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase the Company’s common stock as of September 30, 2022:

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
	4,388,185

During the nine-month period ended September 30, 2022, warrants to purchase 5,211 shares of common stock with an exercise price of $3.10 expired.

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

Note 10 – Marketable Securities

In January 2022, the Company sold all of its marketable securities in its possession at December 31, 2021 with the original cost $5,988,462. The Company realized $106,324 loss on the sale of these securities and recorded the unrealized gain of $54,508 on its investments in marketable securities for the nine months ended September 30, 2022.

In September 2022, the Company purchased marketable securities at a cost of $2,499,928. The unrealized loss was immaterial for the three and nine months ended September 30, 2022.

Note 11 – Commitments and Contingencies

The Company’s office space lease in Woburn, Massachusetts (the “Woburn Lease”) for the Company’s corporate headquarters was on a month-to-month basis since November 2020 and was terminated in February 2022. The rent expense for this lease was $0 and $52,004 for the three months ended September 30, 2022 and 2021, respectively, and $14,239 and $143,970 for the nine months ended September 30, 2022 and 2021, respectively.

On February 2, 2022, the Company entered into a lease agreement for approximately 15,638 square feet of its new corporate office space in Billerica, Massachusetts (the “Billerica Lease”). The Billerica Lease has a term of 92 months from its effective date and included access to certain additional office space until August 1, 2022. In addition, the Company is required to share in certain taxes and operating expenses of the Billerica Lease.

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

In August 2022, the Company received the tenant improvement allowance from the landlord, which totalled approximately $312,760. This allowance covered the leasehold improvements to the Billerica space and was accounted for as a reduction to the right-of-use asset. As of September 30, 2022, the remaining lease term was 7.1 years.

The Company recorded expense related to the Billerica Lease in the amount of $41,893 and $145,709 for the three-and nine-months ended September 30, 2022, respectively.

During the three and nine months ended September 30, 2022, the Company made cash payments of $7,850 and $45,418, respectively, for amounts included in the measurement of lease liabilities.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the condensed consolidated balance sheet as of September 30, 2022:

2022 (remaining)	$42,949
2023	197,307
2024	275,875
2025	284,151
Thereafter	1,142,709
Total undiscounted lease liabilities	$1,942,991
Less effects of discounting	(368,197)
Total lease liabilities	$1,574,794

Reported as of September 30, 2022:
Current portion of operating lease liability	$83,145
Operating lease liability, less current portion	1,491,649
Total lease liabilities	$1,574,794

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

The Company elected to account for the PPP loan as an in-substance government grant by applying the guidance in International Accounting Standards 20 by analogy based on the assessment that it is probable that it will meet both (a) the eligibility criteria for a PPP loan, and (b) the loan forgiveness criteria for all or substantially all of the PPP loan. Under this guidance, the Company recorded the loan proceeds in other income in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

Note 13 — Subsequent Events

On October 13, 2022, the Company’s PPP Loan dated May 5, 2021 was forgiven for the full amount of $190,100 (see Note 12).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022, and related notes included elsewhere in this filing. This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this filing. You should carefully read the “Risk Factors” section of this filing to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this filing.

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

We incurred net losses of $925,949 and $639,499 for the three months ended September 30, 2022 and 2021, respectively, and net losses of $2,858,818 and $2,306,420 for the nine months ended September 30, 2022 and 2021 respectively. We had negative cash flow from operating activities of $2,913,571 and $1,022,971 for the nine months ended September 30, 2022 and 2021, respectively, and had an accumulated deficit of $17,272,669 as of September 30, 2022.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021
Revenue
Sales	$-	$15,937
Grant revenue	-	34,964
Total revenue	-	50,901

Cost of sales	-	4,049

Gross profit	-	46,852

Operating expenses
Research and development	428,771	90,658
General and administrative	489,729	360,944
Total operating expenses	918,500	451,602

Operating loss	(918,500)	(404,750)

Other (income) and expenses
Unrealized loss on marketable securities	242	-
Interest income	(9,981)	-
Other income	-	(93)
Change in fair value of convertible notes	-	193,776
Interest expense	17,188	41,066

Net loss	$(925,949)	$(639,499)

Net loss per share - basic and diluted	$(0.08)	$(0.09)

Weighted average common shares - basic and diluted	11,886,379	7,171,232

Revenues

Our revenues during the three months ended September 30, 2022 were $0 as compared to revenues of $50,901 during the three-month period ended September 30, 2021, representing a decrease of $50,901, or 100%. During the three months ended September 30, 2022, no revenue generating activities were performed, nor were any grants provided to us compared to revenue in the same period of 2021 with $15,937 of product sales and grants of $34,964. The decrease in revenue was due to the reduction in research services and business activities due to our relocation to Billerica, Massachusetts. This relocation, which was finalized in September 2022, resulted in our temporarily not having facilities that were sufficient to perform our research services and business activities. We expect to resume normal operations in the final quarter of 2022. In addition, there was no grant revenue during the three months ended September 30, 2022 due primarily to 2022 being the final year of the award.

Gross Profit

Gross profit for the three months ended September 30, 2022 was $0, as compared to gross profit of $46,852 for the three months ended September 30, 2021, due to the fact that we had no revenue in the three month period ended September 30, 2022.

Research and Development Expenses

Research and development expenses increased by $338,113, or 373%, from $90,658 for the three months ended September 30, 2021 to $428,771 for the three months ended September 30, 2022. The increase in expenses was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic. We expect these expenditures to increase over the final quarter of 2022 and beyond as we increase our research and development efforts to pre-pandemic levels.

General and Administrative Expenses

General and administrative expenses increased by $128,785 or 36%, from $360,944 for the three months ended September 30, 2021 compared to $489,729 for the three months ended September 30, 2022. The increase was primarily attributable to increased operating expenses as a public company, including the addition of accounting, legal and audit related expenses as well as increased payroll expense of approximately $130,000. General and administrative expenditures will continue to increase during 2022 to support ongoing financial reporting and compliance activities.

Interest and Other Income/Loss

We recognized $9,981 of interest income in the three-month period ended September 30, 2022. No such income was noted for the three-month period ended September 30, 2021.

We recognized $193,776 related to the change in fair value of our convertible notes in the three-month period ended September 30, 2021. No such convertible notes were in existence for the three-month period ended September 30, 2022.

We recognized interest expense of $17,188 and $41,066 in the three months ended September 30, 2022 and 2021, respectively, representing a decrease of $23,878, or 58%. The decrease in interest expense was due to a decrease in our outstanding indebtedness as a result of the conversion of $2.1 million in notes to equity concurrently with the consummation of our initial public offering on August 31, 2021.

Net Loss

Overall, the net loss increased by $286,450, or 45%, to $925,949 as compared to $639,499 for the three months ended September 30, 2021. The increase in net loss was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic and our increase in general and administrative expenses that are related to being a public company.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021
Revenue
Sales	$1,177	$48,021
Grant revenue	77,482	127,009
Total revenue	78,659	175,030

Cost of sales	690	44,792

Gross profit	77,969	130,238

Operating expenses
Research and development	1,129,286	133,074
General and administrative	1,700,340	1,173,565
Total operating expenses	2,829,626	1,306,639

Operating loss	(2,751,657)	(1,176,401)

Other (income) and expenses
Unrealized loss (gain) on marketable securities	(54,266)	-
Realized loss on marketable securities	106,324	-
Interest income	(18,457)	-
Other income	-	(190,193)
Change in fair value of convertible notes	-	195,962
Loss on extinguishment of convertible notes	-	934,257
Interest expense	73,560	189,993

Net loss	$(2,858,818)	$(2,306,420)

Net loss per share - basic and diluted	$(0.24)	$(0.41)

Weighted average common shares - basic and diluted	11,886,379	5,642,100

Revenues

Our revenues during the nine months ended September 30, 2022, were $78,659 as compared to revenues of $175,030 during the nine months ended September 30, 2021, representing a decrease of $96,371, or 55%. During the nine months ended September 30, 2022, revenue included grants of $77,482 and $1,777 of revenues from product sales, and no sales from research services as compared to revenue in the same period of 2021 from product sales of $31,537, grants of $127,009 and $16,484 in research services. The decrease in revenue was due to the reduction in research services and revenue generating activities due to our relocation to Billerica, Massachusetts. This relocation, which was finalized in September of 2022, resulted in our temporarily not having facilities that were sufficient to perform our research services and business activities. We expect to resume normal operations in the final quarter of 2022

Gross Profit

Gross profit for the nine months ended September 30, 2022 was $77,969, as compared to gross profit of $130,238 for the nine months ended September 30, 2021, which represented a decrease of $52,269, or 40%, primarily due to the fact that we had immaterial product and research services sales in 2022 due to our relocation to Billerica, Massachusetts as well as decreased grant revenue for the nine month period ended September 30, 2022.

Research and Development Expenses

Research and development expenses increased by $996,212, or 749%, from $133,074 for the nine months ended September 30, 2021 compared to $1,129,286 for the nine months ended September 30, 2022. The increase in expenses was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic. We expect these expenditures to increase in the last quarter of 2022 and beyond as we increase our research and development efforts to pre-pandemic levels.

General and Administrative Expenses

General and administrative expenses increased by $526,775, or 45%, from $1,173,565 for the nine months ended September 30, 2021 compared to $1,700,340 for the nine months ended September 30, 2022. The increase was primarily attributable to increased operating expenses as a public company, including the addition of accounting, legal and audit related expenses as well as increased payroll expense of approximately $530,000. General and administrative expenditures will continue to increase during the remainder of 2022 to support ongoing financial reporting and compliance activities.

Interest and Other Income/Loss

We recognized $52,058 in net realized and unrealized losses on the marketable securities during the nine months ended September 30, 2022. We did not hold such investments during the nine months ended September 30, 2021.

We recognized $18,457 of interest income in the nine-month period ended September 30, 2022. No such income was noted for the nine-month period ended September 30, 2021.

In the nine-month period ended September 30, 2021, we recognized $190,193 from the receipt of funds in connection with the PPP pursuant to the CARES Act that was signed into law on March 27, 2020. No such receipt was noted for the nine-month period ended September 30, 2022.

We recognized $195,962 related to the change in fair value of our convertible notes in the nine months ended September 30, 2021. No such convertible notes were in existence for the nine months ended September 30, 2022.

We recognized a loss on extinguishment of debt totaling $934,257 in the nine-month period ended September 30, 2021 related to certain convertible notes. The loss on the extinguishment of debt represented the excess of the fair value of these convertible notes totaling $3,075,987 over their carrying value of $2,141,730 at their amendment date in the first quarter of 2021. We did not incur such losses during the nine months ended September 30, 2022.

We recognized interest expense of $73,560 and $189,993 in the nine months ended September 30, 2022 and 2021, respectively, representing a decrease of $116,433, or 61%. The decrease in interest expense was due to a decrease in our outstanding indebtedness as a result of the conversion of $2.1 million in notes to equity concurrently with the consummation of our initial public offering on August 31, 2021.

Net Loss

Overall, the net loss increased by $552,398, or 24%, to $2,858,818 as compared to $2,306,420 for the nine months ended September 30, 2021. This increase in net loss is primarily attributable to increased operating expenses as a public company and our progressive return to research and development activities to levels of pre-COVID-19 pandemic. This increase in operating expenses was offset by our loss on extinguishment of our convertible notes in the nine months ended September 30, 2021 in the amount of $934,257. No such loss occurred during the nine-month period ended September 30, 2022.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though we experienced negative cash flows from operations of $2,913,571 for the nine months ended September 30, 2022, as a result of our recent common stock offering in August 2021, we had cash and cash equivalents of $4,453,521 and short-term investments in marketable securities of $2,499,685 at September 30, 2022.

As of September 30, 2022, we had $4,453,521 of cash and cash equivalents. Cash and cash equivalents increased $438,393 at September 30, 2022 as compared to December 31, 2021 due to the sale of approximately $5.9 million in our marketable securities, offset by the purchase of approximately $2.5 million of marketable securities, and cash spending for operating activities for the nine-month period ended September 30, 2022.

Since inception, we have funded our operations primarily through equity and debt financings, as well as from modest sales of products and research services. As of September 30, 2022, we had an accumulated deficit of $17,272,669.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Nine Months Ended September 30,
	2022	2021
Cash proceeds (used in) provided by:
Operating activities	$(2,913,571)	$(1,022,971)
Investing activities	3,351,964	(5,250)
Financing activities	-	12,334,906
Net increase in cash and cash equivalents	$438,393	$11,306,685

Net cash used in operating activities

Net cash used in operating activities was approximately $2.9 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in operating spending was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic. In addition, we experienced an increase in our general and administrative spending since we became a public company in August 2021.

We anticipate our research and development efforts and on-going general and administrative costs will generate negative cash flows from operating activities for the foreseeable future.

Net cash used in investing activities

Net cash provided by (used in) investing activities was approximately $3.3 million and immaterial for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily attributable to our sales of our entire portfolio of marketable securities during the first quarter of 2022, which is offset by our purchases of additional marketable securities in the third quarter of 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $0 and approximately $12.3 million for the nine months ended September 30, 2022 and 2021, respectively. This increase is attributable to our initial public offering that occurred in August of 2021 and the related issuance of common stock, settlement of convertible notes, and payment of offering related expenses.

Recent Accounting Pronouncements

In August 2020, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for the public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We adopted this standard on January 1, 2022, which had no material impact to our condensed consolidated financial statements.

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

Other than those noted within Note 2 to our unaudited consolidated financial statements, there have been no significant changes to our critical accounting policies and estimates during the three-and nine-month periods ended September 30, 2022 as compared to the information contained in our 2021 Form 10-K filed with the SEC. Reference should be made to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a full description of other significant accounting policies.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2022. As of September 30, 2022, based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 23, 2022 ( our “Annual Report”) or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 filed with the SEC on May 12, 2022 and August 12, 2022, respectively (collectively, our “Quarterly Reports”).

Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report and our Quarterly Reports, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as included in our Annual Report. The risks and uncertainties described in our Annual Report, our Quarterly Reports and this report are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Item 2. Unregistered Securities Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

There have been no sales of unregistered securities within the period covered by this report that would be required to be disclosed pursuant to Item 701 of Regulation S-K.

Repurchases of Shares or of Company Equity Securities

None.

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

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

SEQLL INC.

Date: November 8, 2022	/s/ Daniel Jones
Daniel Jones
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	/s/ Frances Scally
Frances Scally
Chief Financial Officer
(Principal Financial and Accounting Officer)