Form 10-K
period 2022-12-31
SeqLL, Inc.
filed 2023-03-16
CIK 1605888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,786,725 based on the closing price on the Nasdaq Capital Market as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

There were 13,886,379 shares of the registrant’s common stock, $0.00001 par value, outstanding as of March 15, 2023.

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

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition, or results of operations could be materially and adversely affected.

Our business is subject to the following principal risks and uncertainties:

●	As we have incurred recurring losses and negative cash flows since our inception, there is no assurance that we will be able to continue as a going concern absent additional financing.

●	We are an early, commercial-stage company with a limited operating history.

●	If our tSMS sequencing instruments or sequencing services fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

●	Our research and development efforts may not result in the benefits we anticipate, and our failure to successfully market, sell and commercialize our current and future sequencing instruments and services products could have a material adverse effect on our business, financial condition and results of operations.

●	If we are unable to successfully develop and timely manufacture our sequencing instruments and reagents, our business may be adversely affected.

●	We must successfully manage new product introductions and transitions related to the tSMS technology, we may incur significant costs during these transitions, and they may not result in the benefits we anticipate.

●	We rely on other companies for certain components and materials and intend to outsource sub-assembly manufacturing in the future. We may not be able to successfully assemble or manufacture reagents and instruments or scale the manufacturing process necessary to build and test multiple products on a full commercial basis, which could materially harm our business.

●	We may be unable to consistently manufacture our instruments and reagents to the necessary specifications or in quantities necessary to meet demand at an acceptable cost.

●	Increased market adoption of our products by customers may depend on the availability of sample preparation and informatics tools, some of which may be developed by third parties.

●	Single molecule sequencers are highly complex, have recurring support requirements and could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes.

●	If we lose members of our senior management team or other key personnel or are unable to successfully retain, recruit and train qualified scientists, engineers and other personnel, our ability to maintain and develop our products could be harmed and we may be unable to achieve our goals.

●	A significant portion of our potential sales depends on customers’ spending budgets that may be subject to significant and unexpected variation which could have a negative effect on the demand for our products.

●	We are, and may become, subject to governmental regulations that may impose burdens on our operations, and the markets for our products may be narrowed.

●	Our sales cycle is unpredictable and lengthy, which makes it difficult to forecast revenue and may increase the magnitude of quarterly or annual fluctuations in our operating results.

For a more detailed discussion of these risks and uncertainties, you should consider, you are urged to carefully review, the risk and uncertainties described under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

“tSMS” means True Single Molecule Sequencing.

v

PART I

BUSINESS

ITEM 1. BUSINESS

Overview

We are an early commercial-stage life sciences instrumentation and research services company engaged in the development of scientific assets and novel intellectual property across multiple “omics” fields. We leverage our expertise with True Single Molecule Sequencing (tSMS) technology enabling researchers and clinicians to contribute major advancements to scientific research and development by accelerating one’s understanding of the molecular mechanisms of disease and fundamental biological processes. We believe our proprietary sequencing technology platform has critical advantages over existing NGS (Next Generation Sequencing) technologies, particularly for emerging applications in the research and development of biomarker discovery, epigenetics, nucleotide chemistry, forensics, and cell-free nucleic acid analysis. Our mission is to empower researchers with improved genetic tools that enable scientists and physicians to better understand the molecular mechanisms of disease and the underlying biological systems. This knowledge is essential to the continued development of new breakthroughs in genomic medicine that address the critical concerns involved with today’s precision medicine.

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

Under our current operating model, we expect the revenue we generate from a specific customer to scale as our partnership or collaboration with such customer matures and the intellectual property founded on our tSMS platform is developed and sold by such customer. Initially, our customer-specific revenue is typically dependent on the funding of, or research grants obtained by, our partners and their ability to develop novel products. During the early stages of our partnerships or collaborations, we generally derive revenue from research services, grants, and the sale of customized instruments and sequencing kits as intellectual property is developed. Over the longer term, however, we expect to generate increasing revenues from our customers from the sale of application-specific assays or tests that are developed on our platform and for which we will receive royalties, a revenue split or other renumeration for the use of our platform or jointly-developed intellectual property.

Background on Genetic Sequencing

Genetic inheritance in living systems is conveyed through a naturally occurring information storage system known as deoxyribonucleic acid, or DNA. DNA stores information in linear chains of chemical bases known as adenine (“A”), cytosine (“C”), guanine (“G”) and thymine (“T”). Inside living cells, these chains usually exist in pairs bound together in a double helix by complementary base pairs. A “genome” is an organism’s complete set of DNA, which for humans consists of approximately three billion DNA base pairs. Ribonucleic acid, or RNA, is a molecule used by organisms to convey genetic information. A “transcriptome” is an organism’s complete set of RNA molecules at an active cellular state and includes both protein coding and noncoding RNA transcripts.

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

Sequencing Technologies: There are different sequencing technologies available for sequencing genetic material, each producing the sequence data in a unique format. Some of the technologies produce millions of sequence reads with a very short-read length, generally less than 300 nucleotide bases. These technologies are generally referred as short-read NGS platforms. Other technologies produce several thousand sequence reads of a very long-read length, generally more than 1,000 nucleotide bases. These technologies are generally referred as long-read NGS platforms. Both, the short- as well as long-read NGS technologies have their advantages in various settings. For de novo assembly of genomes and long RNA transcripts, the long contiguous reads from the long-read NGS technologies are preferred. Generally, short-reads can be used to further fill in gaps in the data from longer read technologies. For molecular counting application, a large number of independent reads from short-read NGS technologies are preferred. RNA quantitation typically occurs after converting extracted RNA molecules into cDNA fragments using commercially available reverse transcriptase as part of that process. This approach, within which there are a variety of methods, is loosely defined as RNA sequencing or “RNA-Seq”. Different genes are present in varying amounts in biological samples, and the success of the technique is highly dependent on the dynamic range of the detection technology.

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

Introduction of new technologies and products, while positive to the overall development of these markets, may result in greater competition for the limited financial resources available. There are a number of emerging markets for sequencing-based technologies that represent significant potential opportunities for us, such as but not limited to:

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

Our strategy is to integrate our tSMS platform with the development of novel applications across multiple market segments, and to generate revenue through partnership-specific systems and sequencing kit sales, research services and research grants. We strive to build and control intellectual property around the instruments, sequencing kits and methods that enable these applications to strengthen our market position. Integral to this strategy will be to work with existing customers in developing new instruments optimized for specific assay and chemistry performance in order to support a wide array of applications. Figure 6 below summarizes three priority areas of research and development for current and potential collaborations.

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

We have generated only nominal revenues to date from our current operating model and we do not expect our revenues to scale significantly until one or more of our customers or third-party partners or collaborators has developed application-specific assays or tests for which our platform serves as a foundation. Over the longer term, we expect to generate revenues from our customers, partners and collaborators through a combination of product sales, research services and research grants. We plan to expand these revenues from recurring and prospective clients by the following key strategies:

●	Provide the scientific community with a combination of research services and instrumentation to serve markets that we believe are inadequately addressed by existing technologies.

●	Assist in the development of new classes of RNA-based diagnostics tests.

●	Collaborate with researchers to enhance pharmacogenomics and biomarker discovery.

●	Support drug developers seeking a better understanding of the side effects of their new drugs.

●	Continue to innovate and develop new aspects of our products and technology, applications and instrumentation through scientific collaborations, including grants.

●	Leverage our expertise and the broad applicability of our tSMS platform to grow into new markets through strategic collaborations, partnerships, existing data sets, and customers.

●	Maintain a strong culture and network of technical resources while continuously attracting new talent to build an industry leading single molecule solutions company.

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

U.S. Department of Justice’s Federal Bureau of Investigation (FBI)

In February, we announced the establishment of a two-year Cooperative Research and Development Agreement (CRADA) with the FBI. Under this CRADA, SeqLL and the FBI Laboratory Division (FBI LD) will seek to evaluate and determine the forensic capabilities of direct RNA sequencing using our tSMS platform. The FBI LD and SeqLL will collaborate with a goal of producing an assay for forensic body fluid identification, without compromising traditional STR or DNA sequence analysis. This agreement is among the first times the FBI is utilizing the CRADA mechanism to further develop laboratory capabilities. CRADAs enable the sharing of resources and expertise for collaborative research that advances the FBI mission. Body fluid identification can provide investigative context and have probative value.

The Bernstein Laboratory

We have worked closely with the lab of Bradley Bernstein, M.D., Ph.D., Chair of Cancer Biology at the Dana Farber Cancer Institute and Harvard Medical School to address fundamental questions in chromatin biology and epigenetic regulation. Dr. Bernstein is also the founder and Director of the Broad Institute Epigenomics Program. Scientists from the Broad Institute have used antibody-based detection coupled with tSMS to begin decoding a dual-marking system in modified histones that signals for a gene to be activated or repressed. Early results, published in Science, suggest differentiated cells exhibit different patterns of “bivalent” markings than embryonic cells. Our collaboration encompasses technology development, single-cell RNA and DNA analysis, and the creation of novel intellectual property. In addition to completing NIH grant funded research activities, we have provided Dr. Bernstein with tSMS systems and onsite support. In 2021, we published a single-cell RNA focused technology development manuscript in the Peer-reviewed journal, Cell Report.

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

The Jackson Laboratory for Genomic Medicine

Led by Chia-Lin Wei, Ph.D. with The Jackson Laboratory (“JAX”) and supported by a recent four-year, $2.3 million grant from the National Institute of General Medical Sciences, we are assisting in the development of new methods for chromatin interaction analysis in single nuclei, with single-molecule resolution. JAX has stated that preliminary results indicate that, once fully developed, the methods under development have the potential to exceed previous methodologies and to revolutionize the field of three-dimensional (“3D”) genome biology. Our research grant efforts, including instrument prototype and sequencing kit development, are continuing and will focus on generating genome-wide, single-molecule chromatin interaction maps in a variety of biological systems and uncovering the structural detail of multiplex chromatin loci that are currently unresolvable given standard NGS. We developed a prototype system in the second half of 2021 and utilized this system for sample testing and data generation in 2022.

Weizmann Institute of Science

In partnership with the laboratory of Efrat Shema, Ph.D., we have recently developed and applied innovative single-molecule technologies to gain a deeper understanding of chromatin regulation. We are working to establish robust single-molecule systems for genome-wide profiling of combinatorial chromatin and DNA modifications, as well as development of novel therapeutic and diagnostic tools. We published multiple manuscripts in 2022, including “H3-K27M-mutant nucleosomes interact with MLLI to shape the glioma epigenetic landscape” in Cell Reports and “Multiplexed, single-molecule, epigenetic analysis of plasma-isolated nucleosomes for cancer diagnostics” in “Nature Biotechnology. We have provided the Weizmann Institute with access to prototype sequencing systems, sequencing kits, and sample preparation methodologies.

True Bearing Diagnostics, Inc.

We have participated in a research collaboration with Timothy McCaffrey, Ph.D. of The George Washington University’s Center of Genomic Medicine and True Bearing Diagnostics, Inc, performing tSMS on whole-blood RNA to identify transcripts associated with coronary artery disease (“CAD”). In comparison to other platforms that include NGS technologies, only our tSMS platform could consistently identify the novel mRNA signature in CAD patients. We believe this collaboration will provide the blueprint for a diagnostic test that could significantly reduce the more than one million U.S. catheterizations that are performed annually at a cost of approximately $20 billion per year. A scientific manuscript detailing biomarker discovery efforts for CAD was published in a 2021 peer reviewed journal. We have provided True Bearing Diagnostics with research services and access to sample preparation methodologies. Potential future work includes the development of a CAD-focused clinical system for regulatory clearance.

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

Our current manufacturing staff is comprised of a team of engineers and technicians each having more than 10 years of experience with the tSMS product line. The manufacturing team has deep experience with the tSMS platform and has the ability to adapt to future needs on both the hardware and sequencing kits. In addition, this group has experience in FDA product clearance and working in an FDA regulated environment. The team has been involved in manufacturing commercially available tSMS instruments since its original design and subsequent production in 2008.

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

We believe our current facilities are adequate and we have additional room to expand to meet our manufacturing needs for the foreseeable future.

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

Competition

Given the market opportunity, there are a significant number of competing companies offering gene sequencing equipment or sequencing kits. These include Illumina, Inc., Pacific Biosciences of California, Inc., Thermo Fisher Scientific, Inc., Singular Genomics System, Inc., Element Biosciences, Inc., Ultima Genomics, Inc., and Oxford Nanopore Technologies, Ltd. We believe we are uniquely positioned among the competition to be the only company offering high strand throughput with the power of single molecule resolution.

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

We have two pending patent applications, one filed in 2021 and the other filed in 2022. We received a Notice of Allowance regarding our previous patent application 15/754.222. In October 2022, the USPTO notified us that the related patent term adjustment was 779 days. Our issued and pending patents cover various aspects of our sequencing technology, and we expect to continue to file new patent applications to protect the improvements to our technologies.

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

Employees

As of December 31, 2022, we had seven employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

Properties and Facilities

On February 2, 2022, we entered into a new lease agreement for approximately 15,538 square feet of corporate office and laboratory space in Billerica, Massachusetts. The lease has a term of 92 months with the rent escalating from $14,317 to $26,453 per month over the lease term.

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

We do not have any credit facilities as a source of future funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. We may seek additional capital through a combination of private and public equity offerings, debt financing and strategic collaborations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, could increase our expenses and require that our assets secure such debt. Moreover, any debt we incur must be repaid regardless of our operating results.

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

We cannot be sure that our current or future tSMS sequencers or services will gain acceptance in the marketplace at levels sufficient to support our costs. We must successfully develop and commercialize our technology for use in a variety of life sciences and other applications. Even if we are able to implement our technology and develop products successfully, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of our products across the full range of our intended life science and other applications. Our sequencing instruments require sequencing kits in order to produce sequencing data at sufficient levels to generate expected revenue. We will have to increase our internal capabilities and to collaborate with other partners in order to successfully expand sales of our sequencing kits in the markets we seek to reach, which we may be unable to do at the scale required to support our business.

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

The coronavirus (COVID-19) pandemic has disrupted our business and could negatively impact our financial condition.

The unprecedented global outbreak of the novel coronavirus (COVID-19) that began in the first quarter of 2020 had a significant impact on certain aspects of our business, including strains on our supply chain due and the significant reductions of research grants made available during the pandemic, particularly for sequencing research and development that is not dedicated to COVID-19 related disorders. The initial target market for our instruments and research services has been the life sciences research and development market where we provide solutions for a variety of applications, including biomarker discovery and diagnostic assay developments. This market, which includes laboratories associated with universities, scientific research centers, government institutions, and biotechnology and pharmaceutical companies, often depends on research grants and donations for a significant portion of their funding, and the demand for our products in this customer segment has been affected by a reduction in their non-COVID-19 related research grants and may continue to be so affected in the future. While our operations have generally stabilized since the peak of the pandemic, our operations may continue to be impacted by any continuing effects of COVID-19, including resurgences and variants of COVID-19 or outbreaks of any new viruses or contagions.

The full extent to which the COVID-19 pandemic impacts our business and financial condition will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic, emergence of variants and the actions necessary to contain COVID-19 or treat its impact.

Our future capital needs are uncertain, and we may need to raise additional funds to support those needs.

We believe our cash on hand and cash generated from commercial sales and research activity will enable us to fund our operations for at least 24 months. However, we expect to seek significant future financing, namely to:

●	expand our sales and marketing efforts to further commercialize our products and services;

●	hire additional personnel;

●	add operational, financial and management information systems;

●	pay increased costs as a result of operating as a public company;

●	lease additional laboratory space to accommodate expanded operations and increased human resources;

●	expand our research and development efforts to improve our product offerings and to successfully launch new products;

●	enter into collaboration agreements, if any, or in-license other products and technologies; and

●	seek FDA approval to market our existing products or new products that would be utilized for diagnostic purposes.

Our future funding requirements will depend on many factors, including:

●	market acceptance of our products;

●	the cost and timing of establishing additional sales, marketing and distribution capabilities;

●	the cost of our research and development activities;

●	the success of our existing distribution and marketing arrangements and our ability to enter additional arrangements in the future; and

●	the effect of competing technological and market developments.

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

Rapidly-changing technology in life sciences and diagnostics could make our technology obsolete unless we continue to develop and commercialize new and improved products and pursue new market opportunities.

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

Our ability to protect and enforce our intellectual property rights is uncertain and depends on complex legal and factual questions. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. For example:

●	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications or issued patents;

●	we or our licensors might not have been the first to file patent applications for these inventions;

●	the scope of the patent protection we or our licensors obtain may not be sufficiently broad to prevent others from practicing our technologies, developing competing products, designing around our patented technologies or independently developing similar or alternative technologies;

●	our and our licensors’ patent applications or patents have been, are and may in the future be, subject to interference, opposition or similar administrative proceedings, which could result in those patent applications failing to issue as patents, those patents being held invalid, or the scope of those patents being substantially reduced;

●	the current assignee of our intellectual property may elect to forego paying maintenance fees, placing us at risk to lose the licensed IP, or the assignee may neglect to enforce the intellectual property we license from them;

●	we or our partners may not adequately protect our trade secrets;

●	we may not develop additional proprietary technologies that are patentable; or

●	the patents of others may limit our freedom to operate and prevent us from commercializing our technology in accordance with our plans.

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

We license the intellectual property that is important to our business from Fluidigm Corporation (“Fluidigm”) (which obtained this intellectual property portfolio from Helicos Biosciences Corporation (“Helicos”)) pursuant to a non-exclusive licensing agreement. If we fail to comply with the terms of the license, Fluidigm could terminate the license. If these third parties who license intellectual property to us fail to maintain the intellectual property that we have licensed, or lose rights to that intellectual property, the rights we have licensed may be reduced or eliminated, which could subject us to claims of intellectual property infringement. Termination of our license from Fluidigm or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms or could subject us to claims of intellectual property infringement in litigation or other administrative proceedings that could result in damage awards against us and injunctions that could prohibit us from selling our products. In addition, our license agreement from Fluidigm is non-exclusive, and Fluidigm may license the technology to our competitors, which may result is significant competition for us.

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

Risks Related to our Collaborations with Third Parties

Our future collaborations may be important to our business. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

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

The market price of our securities may be volatile, and in the past companies that have experienced volatility in the 2,market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our directors, executive officers and principal stockholders have substantial control over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

On March 1, 2023, our executive officers, directors and 10% stockholders owned 5,918,264 shares of our common stock, or approximately 43% of the outstanding shares of our common stock, based on the number of shares outstanding as of such date. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The price of our common stock has not met the requirements for continued listing on the Nasdaq Capital Market. If we fail to regain or maintain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common shares are delisted.

On June 21, 2022, we received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with the minimum bid price requirement, which requires that the closing bid price for our common stock listed on Nasdaq be maintained at a minimum of $1.00 and failure to maintain it for 30 consecutive business days constitutes a compliance deficiency. On December 20, 2022, we received notice from Nasdaq indicating that, while we have not regained compliance with the Bid Price Requirement, Nasdaq has determined that we are eligible for an additional 180-day period, or until June 19, 2023, to regain compliance. According to the notification from Nasdaq, the Staff’s determination was based on (i) our meeting the continued listing requirement for market value of our publicly-held shares and all other Nasdaq initial listing standards, with the exception of the minimum bid price requirement, and (ii) our written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time during this second 180-day compliance period, the closing bid price of our common stock is at least $1 per share for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation of compliance. If compliance cannot be demonstrated by June 19, 2023, Nasdaq will provide written notification that our common stock will be delisted. At that time, we may appeal Nasdaq’s determination to a Hearings Panel.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to consummate a strategic transaction and raise additional financing through the public or private sale of equity securities, and would significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees and the loss of institutional investor interest.

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

We are an “emerging growth company,” as defined in the JOBS Act. We may remain an emerging growth company until as late as December 2026 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), though we may cease to be an emerging growth company earlier under certain circumstances, including (1) if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, in which case we would cease to be an emerging growth company as of the following December 31, or (2) if our gross revenue exceeds  $1.235 billion in any fiscal year. Emerging growth companies may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors could find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

To comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. However, for so long as we remain an “emerging growth company” as defined in the JOBS Act or a “smaller reporting company”, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies and/or smaller reporting companies, including, but not limited to, for emerging growth companies, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Once we are no longer an “emerging growth company” and if our public float is above $75 million as of the last business day of our most recently completed second fiscal quarter or, if before such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls when we become subject to this requirement could negatively impact the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

Provisions in our certificate of incorporation and bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

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

ITEM 2. PROPERTIES.

On February 2, 2022, we entered into a new lease agreement for approximately 15,538 square feet of corporate office and laboratory space in Billerica, Massachusetts. The lease has a term of 92 months with the rent escalating from $14,317 to $26,453 per month over the lease term.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock and publicly-traded warrants are trading on the Nasdaq Capital Market under the ticker symbols “SQL” and “SQLLW,” respectively.

Holders

As of March 1, 2023, there were approximately 17 stockholders of record, according to the records of our transfer agent, and an unknown number of additional holders of common stock held in ’street name’.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, and related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” section of this report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry and Market Data” in this report.

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

About SeqLL

We are an early commercial-stage life sciences instrumentation and research services company engaged in the development of scientific assets and novel intellectual property across multiple “omics” fields. We leverage our expertise with True Single Molecule Sequencing (tSMS) technology enabling researchers and clinicians to contribute major advancements to scientific research and development.

Our customers are primarily the early adopters of genomics technology and tSMS in academic research, biomarker discovery, and molecular diagnostic product development.

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto within the Consolidated Financial Statements section of this report, and trends discussed in “Risk Factors” within the Business& Market Information section of this report.

We incurred net losses of $4,094,833 and $3,703,558 for the year ended December 31, 2022 and 2021, respectively. We had negative cash flow from operating activities of $3,662,568 and $1,989,877 for the year ended December 31, 2022 and 2021, respectively, and had an accumulated deficit of $18,508,684 as of December 31, 2022.

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

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto within the Consolidated Financial Statements section of this report, and trends discussed in “Risk Factors” in Item 1-A of Part I of this report.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

SeqLL Inc.

Consolidated Statements of Operations and Comprehensive Loss

	December 31,
	2022	2021
Revenue
Sales	$1,177	$48,021
Grant revenue	77,482	161,974
Total revenue	78,659	209,995

Cost of sales	690	57,690

Gross profit	77,969	152,305

Operating expenses
Research and development	1,568,266	530,076
General and administrative	2,506,851	2,170,857
Total operating expenses	4,075,117	2,700,933

Operating loss	(3,997,148)	(2,548,628)

Other (income) and expenses
Interest and dividend income	(44,879)	(36,463)
Other income	-	(190,193)
Unrealized (gain)/loss on marketable equity securities	(54,508)	43,078
Realized loss on marketable equity securities	106,324	-
Change in fair value of convertible notes	-	195,962
Loss on extinguishment of convertible notes	-	934,257
Interest expense	90,748	208,289

Net loss	(4,094,833)	(3,703,558)
Other comprehensive income
Unrealized gain on marketable debt securities	22,451	-

Total comprehensive loss	$(4,072,382)	$(3,703,558)

Net loss per share - basic and diluted	$(0.34)	$(0.51)

Weighted average common shares - basic and diluted	11,886,379	7,216,001

Revenues

Our revenues during the year ended December 31, 2022, were $78,659 as compared to revenues of $209,995 during the year ended December 31, 2021, representing a decrease of $131,336, or 63%. During the year ended December 31, 2022, revenue included grant revenue of $77,482 and $1,177 from product sales, and no sales from research services as compared to the revenue during the year ended December 31, 2021 from product sales of $31,537, grants of $161,974 and $16,484 in sequencing services. The decrease in revenue was due to the reduction in research services and revenue generating activities due to our relocation to Billerica, Massachusetts. This relocation, which was finalized in September of 2022, resulted in the Company temporarily not having facilities that were sufficient to perform our research services and business activities. We expect to resume normal operations in 2023.

Gross Profit

Gross profit for the year ended December 31, 2022 was $77,969, as compared to gross profit of $152,305 for the year ended December 31, 2021, which represented a decrease of $74,336, or 49%, primarily due to the fact that we had lower product and services sales in 2022 due to our relocation to Billerica, Massachusetts as well as there was a decrease in grant revenue for the year ended December 31, 2022.

Research and Development Expenses

Research and development expenses increased by $1,038,190, or 196%, from $530,076 for the year ended December 31, 2021 compared to $1,568,266 for the year ended December 31, 2022. The increase in expenses was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic. We expect these expenditures to increase in 2023 and beyond as we increase our research and development efforts to pre-pandemic levels.

General and Administrative Expenses

General and administrative expenses increased by $335,994, or 15%, from $2,170,857 for the year ended December 31, 2021 compared to $2,506,851 for the year ended December 31, 2022. The increase was primarily attributable to increased operating expenses as a public company, including the addition of accounting, legal, insurance and audit related expenses. General and administrative expenditures will continue to increase to support ongoing financial reporting and compliance activities.

Interest and Other Income/Loss

We recognized $44,879 of interest and dividend income in the year ended December 31, 2022 as compared to $36,463 for the year ended December 31, 2021. This primarily relates to the dividend income earned on the Company’s investments in equity securities. The Company expects to see increases in interest income over the next twelve months based on the current interest rates and market conditions.

We recognized zero other income in the year ended December 31, 2022 as compared to $190,193 of other income in the year ended December 31, 2021 related to forgiveness of Paycheck Protection Program loans.

We recognized $51,816 in net realized and unrealized losses on the marketable equity securities during the year ended December 31, 2022 as compared to $43,078 for the year ended December 31, 2021.

We recognized $195,962 related to the change in fair value of our convertible notes in the year ended December 31, 2021. No such convertible notes were in existence for the year ended December 31, 2022. Additionally, we recognized a loss on extinguishment of debt totaling $934,257 in the year ended December 31, 2021 related to certain convertible notes. The loss on the extinguishment of debt represented the excess of the fair value of these convertible notes totaling $3,075,987 over their carrying value of $2,141,730 at their amendment date in the first quarter of 2021. We did not incur such losses during the year ended December 31, 2022.

We recognized interest expense of $90,748 and $208,289 in the year ended December 31, 2022 and 2021, respectively, representing a decrease of $117,541, or 56%. The decrease in interest expense was due to a decrease in our outstanding indebtedness as a result of the conversion of $2.1 million in notes to equity concurrently with the consummation of our initial public offering on August 31, 2021.

Net Loss

Overall, the net loss increased by $391,275, or 11%, to $4,094,833 as compared to $3,703,558 for the year ended December 31, 2022. This increase in net loss is primarily attributable to increased operating expenses as a public company and our progressive return to research and development activities to levels of pre-COVID-19 pandemic. This increase in operating expenses was partially offset by the decrease in the interest expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021 and the loss on extinguishment of the convertible notes in the year ended December 31, 2021 in the amount of $934,257.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though we experienced negative cash flows from operations of $3,662,568 for the year ended December 31, 2022, we had cash and cash equivalents of $2,180,525 and short-term investments in marketable securities of $4,036,014 at December 31, 2022.

Cash and cash equivalents decreased $1,834,603 at December 31, 2022 as compared to December 31, 2021 due to cash spending for operating activities for the year period ended December 31, 2022, partially offset by the net sale of $1,867,985 in marketable securities.

Since inception, we have funded our operations primarily through equity and debt financings, as well as from modest sales of products and research services. As of December 31, 2022, and we had an accumulated deficit of $18,508,684.

On February 15, 2023, we sold to institutional investors, in a registered direct offering, an aggregate of 2,000,000 shares of common stock for aggregate gross proceeds of $1,800,000 before deducting placement agent fees and other offering expenses payable by the Company.

We believe our cash on hand, together with our cash generated from commercial sales and research activity, will enable us to fund our operations for at least one year from the date of this Report. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Our future capital requirements will depend on many factors, including:

●	our ability to successfully further develop our technologies and create innovative products in our markets, including the costs associated with the development of our tSMS platform across multiple market segments, for which we have budgeted approximately $1.5 million in 2023 in support of our collaborative efforts in detection tools for heart disease and cancer, and chromatin mapping in genome biology;

●	scientific progress in research and development of our collaborative programs, including the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights, as well as the costs associated with any product or technology that we may in-license or acquire; and

●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; including the need to enter into other collaborations to enhance or complement our product and service offerings.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	For the Years Ended December 31,
	2022	2021
Cash proceeds provided by (used in):
Operating activities	$(3,662,568)	$(1,989,877)
Investing activities	1,827,965	(5,990,912)
Financing activities	-	11,995,917
Net (decrease) increase in cash and cash equivalents	$(1,834,603)	$4,015,128

Net cash used in operating activities

Net cash used in operating activities was approximately $3.7 million and $2.0 million for the year ended December 31, 2022 and 2021, respectively. The increase in operating spending was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic. In addition, we experienced an increase in our general and administrative spending since we became a public company in August 2021.

We anticipate our research and development efforts and on-going general and administrative costs will generate negative cash flows from operating activities for the foreseeable future.

Net cash used provided by/used in investing activities

Net cash provided by investing activities was approximately $1.8 million for the year ended December 31, 2022 as compared to cash used in investing activities of approximately $6.0 million for the year ended December 31, 2021. The net inflow of funds is related to the disposition of the marketable securities during the year ended December 31, 2022 as compared to the investment of the proceeds from our initial public offering, which occurred in August 2021, into marketable securities during the year ended December 31, 2021.

Net cash provided by financing activities

Net cash provided by financing activities was $0 and approximately $12.0 million for the years ended December 31, 2022 and 2021, respectively. This decrease was primarily attributable to the proceeds raised in our initial public offering on August 31, 2021, with no equity or debt proceeds raised during the year ended December 31, 2022.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company is currently assessing the potential impact of adopting ASU 2016-13 on its financial statements and financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”) which establishes new accounting and disclosure requirements for leases. ASU No. 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. We will adopt the provisions of ASU 2016-02 in the quarter beginning January 1, 2022, using the modified retrospective approach and will record right of use assets and lease liabilities on its consolidated balance sheet for the leases with terms in excess of one year. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. At the date of adoption on January 1, 2022, this guidance had no impact to our consolidated financial statements.

We do not believe that any other recently issued but not yet effective accounting pronouncements are expected to have a material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

Stock-based Compensation

Our share-based compensation program grant awards include stock options and restricted stock awards to employees, directors and consultants. The fair value of stock option grants is estimated as of the date of the grant using the Black-Scholes option pricing model. The fair value of restricted stock awards is based on the fair value of our common stock on the date of the grant. The fair value of the stock-based awards is then expensed over the requisite service period, generally the vesting period, for each award.

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

We granted stock options to purchase an aggregate of 1,085,000 and 100,000 shares of common stock in the years ended December 31, 2022 and 2021, respectively.

Revenue Recognition

Our revenue is generated primarily from the sale of products and gene sequencing services. Product revenue primarily consists of sales of genetic sequencing equipment and sequencing reagent kits.

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, we recognize revenue when control of our products and services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products and services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we follow the five-step process. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when (or as) the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We only apply the five-step process to contracts when it is probable that we will collect consideration we expect to be entitled to in exchange for the goods or services we transfer to the customer.

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

We have elected to exclude sales tax from revenue. We generally have no obligations for returns, refunds and other similar obligations and do not provide separate equipment warranties. We recognized $0 and $16,484 in revenue from gene sequencing services for the years ended December 31, 2022 and 2021, respectively. We recognized $1,177 and $31,537 in revenue from product sales for the years ended December 31, 2022 and 2021, respectively.

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

We recognize NIH grant revenue as reimbursable grant costs that are incurred up to pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying consolidated statements of operations and comprehensive loss. In the years ended December 31, 2022, and 2021, we recognized grant revenue of $77,482 and $161,974, respectively.

Investments in marketable securities

We account for our investments in debt securities in accordance with Accounting Standards Codification (“ASC”) 320, Investments — Debt Securities (“ASC 320”). Debt securities, which are comprised of investments in U.S. Treasury Securities, are measured at fair value, based on quoted market prices. As we have classified our investments in debt securities as available-for-sale, we recognize all unrealized gains and losses in other comprehensive income, net of tax, and recognize all realized gains and losses in our consolidated statement of operations and comprehensive loss.

We account for our investments in equity securities in accordance with ASC 321, Investments — Equity Securities (“ASC 321”). Equity securities, which are comprised of investments in mutual funds shares, are measured at fair value, based on quoted market prices, with all gains and losses reported in our consolidated statement of operations and comprehensive loss.

We may sell our debt or equity securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

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

ITEM 8. FINANCIAL STATEMENTS.

Our Consolidated Financial Statements are on pages F-1 through F-21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2022. As of December 31, 2022, based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company and a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table provides information regarding our key employees and directors:

Name	Age	Position(s)
Executive Officers
Daniel Jones	42	President, Chief Executive Officer and Chairman
Frances Scally	55	Chief Financial Officer and Secretary

Non-Employee Directors
Patrice M. Milos, Ph.D.	64	Director
Douglas Miscoll	62	Director
David Pfeffer	63	Director

Executive Officers

Daniel Jones is our Chief Executive Officer and Chairman of the Board. He has been our co-founder, President, and a member of our board of directors since our inception. He has served as Chief Executive Officer since May 2018 and was elected Chairman of the Board in March 2021. Prior to becoming our CEO, he was President from inception to May 2018. Mr. Jones has over 15 years of biotechnology industry experience, including 12 plus years in single molecule sequencing research. Prior to founding our company, Mr. Jones held various positions at Helicos Biosciences, a publicly-traded biotechnology tools company. During his career at Helicos Biosciences, his responsibilities included applications development, instrument prototyping and validation, customer support and bioinformatics analysis, as well as sales and operations. In 2008, Mr. Jones ran the first ever direct RNA sequencing experiments while at Helicos. From December 2003 to March 2007, Mr. Jones worked at U.S. Genomics in the Methods Development group and on development of its Trilogy 2020 Single Molecule Analyzer and Direct miRNA assays. From December 2002 to December 2003, Mr. Jones worked at EXACT Sciences on its ColoGuard assay, a non-invasive, now FDA-approved molecular diagnostic for colorectal cancer. Mr. Jones has authored or co-authored four publications and is named on multiple patents or patent applications. He holds a B.S. degree from Trinity College and has studied biotechnology and bioinformatics at Brandeis University and the University of Massachusetts.

We believe Mr. Jones’ experience in the pharmaceutical industry as well as his extensive understanding of our business, operations and strategy qualifies him to serve on our board of directors.

Frances Scally has served as our Chief Financial Officer and Secretary since August 2022. Ms. Scally has over 30 years’ experience in strategic accounting and financial leadership, including serving as chief financial officer, chief accounting officer and in other senior financial executive roles at both domestic and multi-national public and private companies. Since October 2021, Ms. Scally has been a Managing Director at DLA LLC, an Advisory firm, in which capacity she provides accounting advisory services. Prior to joining DLA LLC, Ms. Scally was the Chief Accounting Officer and Acting Chief Financial Officer of Aceto Holdings, L.P. from April 2019 to April 2020, as well as the Chief Accounting Officer of Aceto Corporation from March 2007 to April 2019. Aceto Corporation is an international company engaged in the development, marketing, sale and distribution of human health products, pharmaceutical ingredients and performance chemicals. Prior to joining Aceto, Ms. Scally was the Director of Financial Reporting and Compliance at Veeco Instruments Inc., a manufacturer of semiconductor process equipment, from 1998-2007. From 1989-1998, Ms. Scally was employed by Ernst & Young LLP. Ms. Scally received a bachelor’s degree in accounting from LIU Post and is a Certified Public Accountant. She is a member of New York State Society of CPAs and American Institute of Certified Public Accountants. Ms. Scally also is a Trustee and a member of the Finance Committee for St. Edward the Confessor Church and School.

Ms. Scally’s services as our Chief Financial Officer are being secured pursuant to the terms of our Master Services Agreement with DLA LLC, where Ms. Scally is an employee.

Non-Employee Directors

Patrice M. Milos, Ph.D. has served as a member of our board of directors since August 2021. Since September 2020, Dr. Milos has been Vice President, Scientific Operations of Proof Diagnostics, Inc., a company that is developing a low-cost, rapid diagnostic, point-of-care testing platform for the detection of COVID-19. From October 2016 to September 2020, Dr. Milos was a co-founder, President and Chief Executive Officer of Medley-Genomics Inc., a company focused on using advanced data analytics to support better diagnosis and treatment of complex diseases. From May 2013 to January 2016, Dr. Milos was President and Chief Executive Officer of Claritas Genomics Inc., a subsidiary of Boston Children’s Hospital that provided commercial next-generation pediatric molecular diagnostic testing. Additional experience included executive roles at Helicos BioSciences and Pfizer, Inc. Dr. Milos is also a member of the board of directors of 54Gene Inc., a U.S. and Nigeria-based startup that collects African genetic code for use in health research and drug development, Slater Technology Fund, a seed-stage venture investor in early-stage technology ventures, ProThera Biologics, a life-sciences company developing a fundamentally new paradigm for treating severe inflammation and RI Bio, a bioscience, biotech, health and life sciences industry network group dedicated to galvanizing collaboration among industry participants. Dr. Milos has received numerous awards and honors within the life sciences industry and has authored or co-authored over 60 biotech or life sciences publications. She earned a B.A. in biology and chemistry from The College of Saint Rose, a M.S. and Ph.D. in plant molecular genetics and biology from Rensselaer Polytechnic Institute and has completed Post-Doctoral work at Harvard University and Brown University in plant and mouse molecular genetics.

We believe Dr. Milos’ management experience and her extensive background and experience in molecular genetics and biology qualifies her to serve on our board of directors.

Douglas Miscoll has served as a member of our board of directors since October 2015. Mr. Miscoll founded Ravello Precision Partners in 2015, which operated as a hedge fund focused on genomic biology companies. Mr. Miscoll founded Ravello Partners LLC in 2010, which manages discretionary portfolios for families and small institutions and is active in the biotechnology sector. From 1999 until 2009, Mr. Miscoll was a Managing Director at Newlight Management, where he was responsible for managing all aspects of two private equity funds and a hedgefund focused on technology, media and communications companies. He originated and directed the firm’s public market investment activities. Previously, from 1994 to 1995, he was a Managing Director of Northgate Ventures, a venture capital fund focused on early stage technology companies. Mr. Miscoll was a founding member of the management team that created K-III Communications, a leveraged build-up in the publishing and information services industries sponsored by Kohlberg Kravis Roberts & Co. Mr. Miscoll received an M.B.A. from Georgetown University, a Graduate Certificate from Templeton College, Oxford University, and a B.A. from Santa Clara University.

We believe Mr. Miscoll’s executive management experience qualifies him to serve on our board of directors.

David Pfeffer has served as a member of our board of directors since September 2018 and is currently our Audit Committee Chairman. Mr. Pfeffer has over 30 years of experience in diverse roles in financial services; leading companies, developing and executing strategy, building businesses up from the ground floor and driving innovation to grow in today’s ultra-competitive and dynamic global economy. Mr. Pfeffer is currently CEO of Brick Citi Capital, LLC, an investment services and business advisory firm founded in 2019. Previously, he was Executive Vice President and Chief Financial Officer of Oppenheimer Funds, a global asset manager, from 2004 to 2019. He was a Management Director on the Oppenheimer Funds, Inc. board and President of Oppenheimer Funds Harbourview Asset Management. From 2009 to 2019, Mr. Pfeffer served as an Independent Director at ICI Mutual Insurance Co., including a role as Audit Committee Chairman. From 2000 to 2004, Mr. Pfeffer worked as Institutional Chief Financial Officer and Director at Citigroup Asset Management. Mr. Pfeffer was at J.P. Morgan from 1984 to 2000, where he gained significant international experience serving as Chief Financial Officer and Director of JPM Brazil for five years in São Paulo and supported JPM’s international businesses during his 16 year tenure there. Mr. Pfeffer worked as a public accountant at Ernst & Whinney from 1981 to 1984. Mr. Pfeffer is a Certified Public Accountant, a Chartered Global Management Accountant and has his FINRA Series 99 Operations Professional license. He graduated Cum Laude from the University of Delaware with a B.S. in Accounting.

We believe Mr. Pfeffer’s experience in corporate governance and capital markets qualifies him to serve on our board of directors.

Family Relationships

There are no family relationships between or among any of our directors or executive officers. There are no family relationships among our officers and directors and those of our subsidiaries and affiliated companies.

Board Composition and Classified Board Structure

In accordance with the terms of our restated certificate of incorporation and amended and restated bylaws, our Board is currently divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successor to each director whose term then expires will be elected to serve from the time of election and qualification until the third annual meeting of stockholders following election or such director’s death, resignation or removal, whichever is earliest to occur. The current class structure is as follows: Class I (consisting of Mr. Jones and Dr. Milos), whose term currently expires at the 2025 Annual Meeting of Stockholders; Class II (consisting of Mr. Miscoll), whose term will expire at the 2023 Annual Meeting of Stockholders; and Class III (consisting of Mr. Pfeffer), whose term will expire at the 2024 Annual Meeting of Stockholders.

The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis. Upon completion of this offering, our bylaws will be amended and restated to provide that the authorized number of directors may be changed only by resolution of the board of directors. We have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape.

Director Independence

The Nasdaq Marketplace Rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act.

Under Rule 5605(a)(2) of the Nasdaq Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has reviewed the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Patrice Milos, Doug Miscoll and David Pfeffer is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules. Our board of directors also determined that the directors who serve on our audit committee, our compensation committee and our nominating and corporate governance committee satisfy the independence standards for such committees established by the SEC and the Nasdaq Marketplace Rules, as applicable. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Diversity

In August 2021, the SEC approved a Nasdaq Stock Market proposal to adopt new listing rules relating to board diversity and disclosure. As approved by the SEC, the new Nasdaq listing rules require all Nasdaq listed companies to disclose consistent, transparent diversity statistics regarding their boards of directors. The Board Diversity Matrix below presents the Board’s diversity statistics in the format prescribed by the Nasdaq rules.

Board Diversity Matrix (As of March 7, 2023)
Total Number of Directors	4
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	2		1
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latin
Native Hawaiian or Pacific Islander
White	1	2
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background	1

Board Meetings and Committees

During the year ended December 31, 2022, our board of directors held ten meetings (including regularly scheduled and special meetings), and no director attended fewer than 75% of the total number of meetings of the board of directors and the committees of which he or she was a member. In addition, during the year ended December 31, 2022, our board of directors acted by unanimous written consent on two occasions.

Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we encourage, but do not require, directors to attend.

Our board of directors has established three standing committees — audit, compensation, and nominating and corporate governance — each of which operates under a charter approved by our board of directors. Copies of each committee’s charter has been posted on the Investor Relations section of our website, which is located at www.seqll.com. Each committee has the composition and responsibilities described below. Our board of directors may from time to time establish other committees.

Audit Committee

Our audit committee consists of David Pfeffer, who is the chair of the committee, Douglas Miscoll and Patrice Milos. Our board of directors has determined that each of the members of our audit committee satisfies the Nasdaq Marketplace Rules and SEC independence requirements. The functions of this committee include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

●	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

●	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and

●	reviewing and evaluating on an annual basis the performance of the audit committee, including compliance of the audit committee with its charter.

Our board of directors has determined that David Pfeffer qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. In making this determination, our board of directors has considered Mr. Pfeffer’s extensive financial experience and business background. Both our independent registered public accounting firm and management periodically meets privately with our audit committee.

The audit committee had ten  meetings in 2022. The audit committee operates under a written charter that was adopted by our board of directors and satisfies the applicable rules of the SEC and the listing standards of the NASDAQ Stock Market. A copy of the audit committee charter is available on our website at www.seqll. com.

Compensation Committee

Our compensation committee consists of Douglas Miscoll, who is the chair of the committee, and David Pfeffer and Patrice Milos. Our Board has determined that each of the members of our compensation committee satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

●	reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;

●	reviewing and approving the compensation, the performance goals and objectives relevant to the compensation, and other terms of employment of our executive officers;

●	reviewing and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;

●	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;

●	reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC; and

●	preparing the report that the SEC requires in our annual proxy statement.

None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of another entity that had one or more of its executive officers serving as a member of our board of directors or compensation committee. None of the members of our compensation committee has been at any time one of our officers or employees.

Our compensation committee had  two meetings in 2022. The compensation committee operates under a written charter that was adopted by our board of directors and satisfies the applicable rules of the SEC and the listing standards of the NASDAQ Stock Market. A copy of the compensation committee charter is available on our website at www.seqll.com.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Douglas Miscoll, who is the chair of the committee, and Patrice Milos and David Pfeffer. Our board of directors has determined that each of the members of this committee satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

●	identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;

●	evaluating director performance on our board of directors and applicable committees of our board of directors and determining whether continued service on our board of directors is appropriate;

●	evaluating, nominating and recommending individuals for membership on our board of directors; and

●	evaluating nominations by stockholders of candidates for election to our board of directors.

During 2022, our nominating and corporate governance committee met one time  . The nominating and corporate governance committee operates under a written charter that was adopted by our board of directors and satisfies the applicable rules of the SEC and the listing standards of the NASDAQ Stock Market. A copy of the nominating and corporate governance committee charter is available on our website at www.seqll.com.

Scientific Advisors

Our executive team is supported by our Scientific Advisors. The Scientific Advisors provide scientific advice regarding our tSMS technology to our executive team. Each our Scientific Advisors was selected based on experience with our tSMS technology and familiarity with our tSMS sequencers. The Scientific Advisors are not required to provide any particular services to us and are not currently compensated, except for periodic awards of stock options.

Efrat Shema, Ph.D. — Principal Investigator and Assistant Professor at the Weizmann Institute of Science. Dr. Shema completed her M.Sc. and Ph.D. at the Weizmann Institute in 2007 and 2012 in molecular cell biology, after earning her B.Sc. in life sciences at the Hebrew University in Jerusalem in 2005. She moved to Boston in 2012 as a Fulbright Scholar, conducting post-doctoral work under Dr. Bradley Bernstein at Massachusetts General Hospital, Harvard Medical School, and the Broad Institute of MIT and Harvard. During her Ph.D. studies at the Weizmann Institute, Dr. Shema received a prestigious Adams Fellowship from the Israel Academy of Sciences and Humanities, as well as the Otto Schwartz Prize for Excellence and a UNESCO-L’OREAL national award for young women in life sciences. Dr. Shema collaborates with us to study epigenetic events that contribute to cellular differentiation, early development and cancer using innovative single-molecule technologies.

Claes Wahlestedt, M.D., Ph.D. — Director, Center for Therapeutic Innovation, Leonard M. Miller Professor and Associate Dean for therapeutic innovation at the University of Miami. From 2005 to 2011, he was a professor and director of neuroscience at The Scripps Research Institute. The author of over 300 papers in scientific journals, with over 43,000 citations, Dr. Wahlestedt has a long-standing interest in genomics and epigenetics and has pioneered various translational efforts in these fields. At Scripps in 2008, he co-founded CuRNA (now part of Opko Health), a spin-off company based on his patent for targeting regulatory noncoding RNAs to up-regulate therapeutic proteins. In 2011, he co-founded Epigenetix Inc., a University of Miami spin-off focusing on small molecule drugs for a variety of drug targets in cancer and neuroscience. Dr. Wahlestedt advises us on applications development and scientific strategy.

Philipp Kapranov, Ph.D. — Professor and Director, Institute of Genomics at HuaQiao University, Xiamen, China. Dr. Kapranov’s primary research interest includes systems biology and genomics in the context of gene expression and discovery of new RNA species (both protein-coding and non-coding) and their functions, especially in the context of human disease particularly cancer. Dr. Kapranov received his B.Sc. in microbial biotechnology, from Kiev Institute of Food Industry, Ukraine, and his Ph.D. in genetics from Michigan State University. Previously, he was a Senior Scientist at Affymetrix where his research first demonstrated an order of magnitude increase in transcriptional activity on human chromosomes 21 and 22 over that accounted for by previously characterized and predicted exons. Dr. Kapranov is a long-time collaborator of ours who purchased and deployed the first HeliScope in China, which his lab uses for researching non-coding RNA and basic science.

Code of Business Conduct and Ethics

Our board of directors has adopted a written code of conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code and all disclosures that are required by law or Nasdaq Marketplace Rules concerning any amendments to, or waivers from, any provision of the code is posted on our website, which is located at www.seqll.com.

Board Leadership Structure

Our board of directors is free to select the Chairman of the board of directors and a Chief Executive Officer in a manner that it considers to be in the best interests of our company at the time of selection. Currently, Daniel Jones serves as our Chief Executive Officer and Chairman of the board of directors. We currently believe that this leadership structure is in our best interests. As Chairman of the Board, Mr. Jones’ key responsibilities include facilitating communication between our board of directors and management, assessing management’s performance, managing board members, preparation of the agenda for each board meeting, acting as chair of board meetings and meetings of our company’s stockholders and managing relations with stockholders, other stakeholders and the public.

We will take steps to ensure that adequate structures and processes are in place to permit our board of directors to function independently of management. The directors will be able to request at any time a meeting restricted to independent directors for the purposes of discussing matters independently of management and are encouraged to do so should they feel that such a meeting is required.

Our board of directors, as a whole and also at the committee level, plays an active role overseeing the overall management of our risks. Our Audit Committee reviews risks related to financial and operational items with our management and our independent registered public accounting firm. Our board of directors is in regular contact with our Chief Executive Officer and Chief Financial Officer, who report directly to our board of directors and who supervise day-to-day risk management.

Role of Board in Risk Oversight Process

We face a number of risks, including those described herein under the caption “Risk Factors.” Our board of directors believes that risk management is an important part of establishing, updating and executing on our business strategy. Our board of directors has oversight responsibility relating to risks that could affect our corporate strategy, business objectives, compliance, operations, and the financial condition and performance. Our board of directors focuses its oversight on the most significant risks facing us and, on our processes, to identify, prioritize, assess, manage and mitigate those risks. Our board of directors receives regular reports from members of our senior management on areas of material risk to us, including strategic, operational, financial, legal and regulatory risks. While our board of directors has an oversight role, management is principally tasked with direct responsibility for management and assessment of risks and the implementation of processes and controls to mitigate their effects on us.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2022 and 2021 . Individuals we refer to as our “named executive officers” include our Chief Executive Officers and our Chief Financial Officer whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2022. Currently, we do not have employment agreements with any of our executive officers, although we may enter into employment agreements with our officers in the future.

Name and Principal Position	Year	Salary	Bonus		Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Daniel Jones	2022	$225,000	$50,000	(4)	$178,179				$453,179
Chief Executive Officer	2021	106,667	150,000	(2)	—	—	—	—	256,667
John W. Kennedy(3)	2022	115,000	—		133,634	—	—	—	248,634
Chief Financial Officer	2021	67,275	100,000		114,530	—	—	—	281,805
Frances Scally(5)	2022	78,250	—		—	—	—	—	78,250

(1)	The amounts reported in the “Option Awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 2 to our consolidated financial statements for the year ended December 31, 2022 included in this report regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)	Of this bonus, $75,000 was deferred to, and paid in, 2022.

(3)	Mr. Kennedy resigned his position as our Chief Financial Officer on August 9, 2022.

(4)	The $50,000 bonus was paid in 2023.

(5)	Ms. Scally was appointed our Chief Financial Officer on August 8, 2022. Ms. Scally is a consultant to our company and all compensation for her services is paid to DLA, LLC, a financial consulting firm with which Ms. Scally is employed.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
2014 Equity Incentive Plan – Equity compensation plan approved by security holders	2,003,919	$1.88	1,496,081
Equity compensation plans not approved by security holders	--	--	—
Total	2,003,919	$1.88	1,496,081

SeqLL Inc. 2014 Equity Incentive Plan

Our board of directors and our stockholders originally approved our 2014 Equity Incentive Plan, or the 2014 Plan, in April 2014. Our 2014 Plan allows for the grant of equity-based awards to our and our affiliates’ officers, employees, directors and key persons. On March 18, 2021, our board of directors and stockholders approved an amendment and restatement of our 2014 Plan to increase the number of shares of common stock available for equity awards under the 2014 plan to 3.5 million shares. The description below is of our 2014 Plan as amended and restated, except as otherwise noted.

Purpose. The purpose of our 2014 Plan, as amended and restated, is to encourage and enable our and our affiliates’ officers, employees, directors and other key persons (including consultants and prospective employees) upon whose judgment, initiative and efforts we largely depend for the successful conduct of our business to acquire a proprietary interest in our company.

Eligibility. Participants in our 2014 Plan may include full or part-time officers, employees, directors and key persons (including advisors and consultants) of our company or our affiliates who are selected to receive awards from time to time by the administrator in its sole discretion.

Administration. Our 2014 Plan is administered by our compensation committee, or, if at any time our compensation committee is not in existence, our board of directors. In addition, to the extent applicable law permits, our board of directors may delegate any of its authority under our 2014 Plan to another committee or one or more officers, and our compensation committee may delegate any of its authority hereunder to a sub-committee or to one or more officers, except that no such delegation is permitted with respect to awards made to individuals who are subject to Section 16 of the Exchange Act unless the delegation is to another committee consisting entirely of “nonemployee directors” within the meaning of Rule 16b-3 of the Exchange Act. Subject to the provisions of our 2014 Plan, the administrator has the power to administer the plan, including but not limited to, the power to select the eligible officers, employees, directors, and key employees to whom awards are granted; to determine the number of shares to be covered by each award; to determine the terms and conditions of any award and to amend any outstanding award.

Authorized Shares. As of December 31, 2022, a total of 3,500,000 shares of our common stock were authorized for issuance under our 2014 Plan, and at such date, stock grants of an aggregate of 2,003,919 shares had been made under the 2014 Plan, and 1,496,081 shares authorized under the 2014 Plan remained available for award purposes. All of the authorized shares may be issued pursuant to incentive stock options. The shares available for issuance may be authorized but unissued shares or shares reacquired by us and held in its treasury. The share reserve under our 2014 Plan is depleted by the maximum number of shares, if any, that may be issuable under an award as determined at the time of grant. However, awards that may only be settled in cash (determined at the time of grant) do not deplete the share reserve.

If (1) an award lapses, expires, terminates or is cancelled without the issuance of shares, (2) it is determined during or at the conclusion of the term of an award that all or some portion of the shares with respect to which the award was granted will not be issuable on the basis that the conditions for such issuance will not be satisfied, (3) shares are forfeited under an award, (4) shares are issued under any award and we subsequently reacquire them pursuant to rights reserved upon the issuance, (5) an award or a portion thereof is settled in cash, or shares are withheld by us in payment of the exercise price or withholding taxes of an award, then such shares will be recredited to the reserve and may again be used for new awards. However, shares recredited to reserve pursuant to clause (4) in the preceding sentence may not be issued pursuant to incentive stock options.

Adjustments to Shares. If, as a result of any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in our capital stock, the outstanding shares are increased or decreased or are exchanged for a different number or kind of shares or other securities of our company, or additional shares or new or different shares or other securities of our company or other non-cash assets are distributed with respect to such shares or other securities, or, if, as a result of any merger, consolidation or sale of all or substantially all of our assets, the outstanding shares are converted into or exchanged for a different number or kind of securities of our company or any successor entity (or a parent or subsidiary thereof), the administrator will make an appropriate or proportionate adjustment in (1) the maximum number of shares reserved for issuance under our 2014 Plan; (2) the number and kind of shares or other securities subject to any then outstanding awards under our 2014 Plan; and (3) the exercise price for each share subject to any then outstanding stock options. The administrator also may adjust the number of shares subject to outstanding awards and the exercise price and the terms of outstanding awards to take into consideration material changes in accounting practices or principles, extraordinary dividends, acquisitions or dispositions of stock or property or any other event if it is determined by the administrator that such adjustment is appropriate to avoid distortion in the operation of our 2014 Plan, subject to the limitations described in our 2014 Plan.

Effect of a Sale Event. Unless otherwise provided in an award or other agreement, upon a “sale event,” if the successor or surviving corporation (or parent thereof) so agrees, then, without the consent of any holder of an award (or other person with rights in an award), some or all outstanding awards may be assumed, or replaced with the same type of award with similar terms and conditions, subject to adjustments described in our 2014 Plan, by the successor or surviving corporation (or parent thereof) in the sale event. A “sale event” is generally defined for this purpose as (1) any person becoming the beneficial owner of 50% or more of the combined voting power of our then-outstanding securities (subject to exceptions and other limitations scribed in our 2014 Plan), (2) our stockholders approving a plan of complete liquidation or dissolution of our company, (3) the consummation of (a) an agreement for the sale or disposition of all or substantially all of our assets (other than to certain excluded persons), (b) a merger, consolidation or reorganization of our company with or involving any other corporation (subject to specified exceptions), or (4) a change in the majority of our board of directors that is not approved by a supermajority of the existing board. More detailed descriptions and additional information on limitations relating to each of these sale events are in our 2014 Plan.

If, after a sale event in which the awards are assumed or replaced, the award holder experiences a termination event as a result of a termination of service without cause, due to death or disability, or as a result of a resignation for good reason, in each case within 24 months after a sale event, then the award holder’s awards will be vested in full or deemed earned in full (assuming target performance, if applicable).

To the extent the awards are not assumed or replaced in the sale event, then, (1) each option will become immediately and fully vested and, unless the administrator determines otherwise, will be canceled on the sale event in exchange for a cash payment equal to the excess of the price paid in the sale event over the exercise price of the option, and all options with an exercise price lower than the price paid in the sale event will be canceled for no consideration, (2) restricted stock and restricted stock units (not subject to performance goals) will be vested in full and settled, along with any accompanying dividend equivalent units, and (3) all awards subject to performance goals with outstanding performance periods will be canceled in exchange for a cash payment equal to the amount that would have been due under the award if performance had been satisfied at the better of target or the performance trend through the sale event.

Solely with respect to awards granted on and after the completion of this offering, and except as otherwise expressly provided in any agreement with an award holder, if the receipt of any payment by an award holder under the circumstances described above would result in the payment by the award holder of any excise tax provided for in Section 280G and Section 4999 of the Code, then the amount of such payment shall be reduced to the extent required to prevent the imposition of such excise tax.

Limit on Director Awards. The maximum value of awards granted during a single fiscal year to any non-employee director, taken together with any cash fees paid during the fiscal year to the non-employee director in respect of the director’s service as a member of our board of directors during such year (including service as a member or chair of any committees of the board), shall not exceed $800,000 in total value for the first year of service and $400,000 for future years of service (calculating the value of any such awards based on the grant date fair value of such awards for financial reporting purposes).

Types of Awards. Awards under our 2014 Plan may consist of incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units, or any combination of those awards. Some provisions of our 2014 Plan relating to these award types are summarized below.

Stock Options. A stock option is an award entitling the recipient to acquire shares, at such exercise price as determined by the administrator (which may not be lower than the fair market value of the underlying shares on the date of grant) and subject to such restrictions and conditions as the administrator may determine at the time of grant. Conditions may be based on continuing employment (or other service relationship) and/or achievement of pre-established performance goals and objectives. Stock options granted under our 2014 Plan may be either non-qualified stock options or incentive stock options. Incentive stock options may be granted only to our employees or employees of our subsidiaries, and must certain requirements specified in our 2014 Plan and the Code. Stock options will become exercisable at such time or times as determined by the administrator at or after the grant date and set forth in the stock option agreement. The administrator may at any time accelerate the exercisability of all or any portion of any stock option.

Restricted Stock. A restricted stock award is a grant (or sale, at such purchase price as determined by the administrator) of shares that are subject to such restrictions and conditions as the administrator may determine at the time of grant. Conditions may be based on continuing employment (or other service relationship) or achievement of pre-established performance goals and objectives. The terms and conditions of each such agreement shall be determined by the administrator.

Unrestricted Stock. The administrator may grant (or sell at par value or such higher purchase price determined by the administrator) unrestricted shares, in respect of past services, in exchange for cancellation of a compensation right, as a bonus, or any other valid consideration, or in lieu of any cash compensation due to such individual.

Restricted Stock Units and Dividend Equivalent Units. The administrator may grant restricted stock units representing the right to receive a future payment of cash, the amount of which is determined by reference to our shares, shares or a combination of cash and shares. The administrator will determine all terms and conditions of an award of restricted stock units, including but not limited to the number granted, in what form they will be settled, whether performance goals must be achieved for the restricted stock units to be earned, the length of any vesting or performance period and the date of payment, and whether the grant will include dividend equivalent units. The administrator will determine all terms and conditions of an award of dividend equivalent units, including whether payment will be made in cash or shares. However, no dividend equivalent units may be paid with respect to restricted stock units that are not earned or that do not become vested.

Termination of Employment or Service. Except as otherwise provided in any award agreement or an award holder’s employment offer letter, severance letter or services agreement, or as determined by administrator at the time of the award holder’s termination of employment or service:

●	If the termination is for cause, the award holder will forfeit all outstanding awards immediately upon termination and will not be permitted to exercise any stock options following termination.

●	If the termination is due to the award holder’s death or disability (when the award holder could not have been terminated for cause), the award holder will forfeit the unvested portion of any award, and any vested stock options will remain exercisable until the earlier of the original stock option expiration date or 12 months from the date of termination.

●	If the termination was for any reason other than cause, death or disability (when the award holder could not have been terminated for cause), the award holder will forfeit the unvested portion of any award, and any vested stock options will remain exercisable until the earlier of the original stock option expiration date or three months from the date of termination.

Term of Plan and Plan Amendments. Our 2014 Plan will continue until all shares reserved for issuance under our 2014 Plan have been issued, or, if earlier, until such time as the administrator terminates our 2014 Plan as described below. No incentive stock options may be granted after the ten (10) year anniversary of the date of stockholder approval of the amendment and restatement of our 2014 Plan unless the stockholders have approved an extension.

Our board of directors may, at any time, amend, terminate or discontinue our 2014 Plan, except that our stockholders must approve any amendment to the extent approval is required by Section 16 of the Exchange Act, the Code, the listing requirements of any principal securities exchange or market on which our shares are then traded or any other applicable law. In addition, stockholders must approve any amendment to our 2014 Plan that would materially increase the number of shares reserved (except as permitted by the adjustment provisions of our 2014 Plan) or that would diminish the protections afforded by the anti-repricing provisions of our 2014 Plan.

Any termination of our 2014 Plan will not affect the authority of our board of directors and the administrator to administer outstanding awards or affect the rights of award holders with respect to awards previously granted to them.

Award Amendments, Cancellation and Disgorgement. Subject to the anti-repricing and other requirements of our 2014 Plan, the administrator may modify, amend or cancel any award. However, except as otherwise provided in our 2014 Plan or an award agreement, the consent of the award holder is required to any amendment that materially diminishes the holder’s rights under the award. Our 2014 Plan includes exceptions to the consent requirement for actions necessary to comply with applicable law or the listing requirements of securities exchanges, to preserve favorable accounting or tax treatment of any award for our company or to the extent the administrator determines that an action does not materially and adversely affect the value of the award or is in the best interest of the affected award holder or any other person who has an interest in the award.

The administrator has full power and authority to terminate or cause an award holder to forfeit an award, and require an award holder to disgorge to us, any gains attributable to the award, if the award holder engages in any action constituting, as determined by the administrator in its discretion, cause for termination, or a breach of any award agreement or any other agreement between the award holder and us or one of our affiliates concerning noncompetition, non-solicitation, confidentiality, trade secrets, intellectual property, non-disparagement or similar obligations. In addition, any awards granted pursuant to our 2014 Plan, and any shares issued or cash paid pursuant to an award, will be subject to any recoupment or claw-back policy that is adopted by us from time to time, or any recoupment or similar requirement otherwise made applicable to us by law, regulation or listing standards.

Repricing and Backdating Prohibited. Notwithstanding anything in our 2014 Plan to the contrary, and except for the adjustments provided for in our 2014 Plan, neither the administrator nor any other person may (1) amend the terms of outstanding stock options to reduce the exercise or grant price of such outstanding stock options; (2) cancel outstanding stock options in exchange for stock options with an exercise or grant price that is less than the exercise or grant price of the original stock options; or (3) cancel outstanding stock options with an exercise or grant price above the current fair market value of a share in exchange for cash or other securities. In addition, the administrator may not make a grant of a stock option with a grant date that is effective prior to the date the administrator takes action to approve the award.

Incentive Plan Awards

The following table sets forth information relating to stock option grants made to our named executive officers during the fiscal year ended December 31, 2022.

	Date of Option Grant	# of Options	Fair Value ($)(1)
Daniel Jones	January 13, 2022	200,000	$178,179
John W. Kennedy	January 13, 2022	150,000	133,634

(1)	Reflects the aggregate fair value computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 2 to our consolidated financial statements for the year ended December 31, 2022 included in this report regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested
Daniel Jones	178,378	—	$2.46	9/5/2028	—	$—
Daniel Jones	200,000	200,000	1.73	1/13/2032	—	—
John W. Kennedy	135,136	—	2.46	9/5/2028	—	—
John W. Kennedy	100,000	—	2.52	12/6/2031	—	—
John W. Kennedy	150,000	150,000	1.73	1/13/2032	—	—

Director Compensation

General. The following discussion describes the significant elements of the expected compensation program for members of our board of directors and its committees. The compensation of our directors is designed to attract and retain committed and qualified directors and to align their compensation with the long-term interests of our shareholders. Directors who are also executive officers (each, an “Excluded Director”) will not be entitled to receive any compensation for his or her service as a director, committee member or Chair of our board of directors or of any committee of our board of directors.

Director Compensation Arrangements. Our non-employee director compensation program is designed to attract and retain qualified individuals to serve on our board of directors. Our board of directors, on the recommendation of our compensation committee, will be responsible for reviewing and approving any changes to the directors’ compensation arrangements. In consideration for serving on our board of directors, each director (other than Excluded Directors) will be paid an annual retainer. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred while serving as directors.

Our board of directors has approved the following compensation program for the non-employee members of our board of directors.

Cash Compensation. Under such program, we will pay each non-employee director a cash fee, payable quarterly, of $4,167 per month for service on our board of directors.

Equity Awards. Each non-employee director will receive a one-time initial stock option award for 16,216 shares of our common stock, which options shall vest in arrears in two equal tranches on the first and second anniversaries of service on our Board. Each non-employee director shall also be eligible to receive grants of stock options, each in an amount designated by the Compensation Committee of our board of directors, from any equity compensation plan approved by the Compensation Committee of our Board.

In addition to such compensation, we will reimburse each non-employee director for all pre-approved expenses within 30 days of receiving satisfactory written documentation setting out the expense actually incurred by such director. These include reasonable transportation and lodging costs incurred for attendance at any meeting of our board of directors.

The following table sets forth the director compensation we accrued in the year ended December 31, 2022 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash		Option Awards (2)	Total ($)
Douglas Miscoll	$50,000		$66,441	$116,441
David Pfeffer	60,000	(1)	66,441	126,441
Patrice M. Milos, Ph.D.	50,000		66,441	116,441
	—		—	—
Total:	$160,000		$199,323	$359,323

(1)	Of the amount reported in the “Fees or Paid in Cash” column, $10,000 was deferred to and paid in 2023.

(2)	Reflects the aggregate fair value computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 2 to our consolidated financial statements for the year ended December 31, 2022 included in this report regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the named director upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2023 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after March 1, 2023. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The applicable percentage ownership prior to this offering is based on 13,886,379 shares of common stock outstanding as of March 1, 2023.

Unless otherwise noted below, the address of the persons listed on the table is c/o SeqLL Inc., 3 Federal Street, Billerica, Massachusetts 01821.

Name and Address of Beneficial Owner	Number of Shares	Percentage
Executive Officers and Directors
Daniel Jones(1)	2,633,243	18.6%
John W. Kennedy(2)	282,010	2.0
Frances Scally	-	-
Dr. Patrice M. Milos(3)	62,027	*
Douglas Miscoll(4)	138,174	1.0
David Pfeffer(5)	61,216	*
All directors and executive officers as a group (6 persons)	3,176,670	21.8
5% Stockholders
William C. St. Laurent(6)	3,981,206	27.6
St. Laurent Investments, LLC(7)	2,054,403	14.3
Wendy St. Laurent(8)	744,243	5.4

*	Represents beneficial ownership of less than 1%.

(1)	Includes (i) 2,392,365 shares of common stock and (ii) 240,878 shares of common stock issuable upon the exercise of currently exercisable stock options.

(2)	Represents shares of common stock issuable upon the exercise of currently exercisable stock options.

(3)	Includes (i) 10,000 shares of common stock and (ii) 52,027 shares of common stock issuable upon the exercise of currently exercisable stock options.

(4)	Includes (i) 54,729 shares of common stock and (ii) 83,445 shares of common stock issuable upon the exercise of currently exercisable stock options.

(5)	Includes (i) 20,000 shares of common stock and (ii) 41,216 shares of common stock issuable upon the exercise of currently exercisable stock options.

(6)	Includes (i) 16,216 shares of common stock issuable upon the exercise of currently exercisable stock options and (ii) 744,243 shares of common stock held by Mr. St. Laurent’s spouse, (iii) 2,054,403 shares of common stock beneficially owned by St. Laurent Investments LLC, (iv) 583,172 shares of common stock beneficially owned by the Georges C. St. Laurent III Descendants’ Trust and (v) 583,172 shares of common stock beneficially owned by the William C. St Laurent Descendant’s Trust. The address of Mr. St. Laurent is 120 NE 136 Avenue, Vancouver, WA 98684.

(7)	Includes (i) 1,530,583 shares of common stock, and (ii) 523,820 shares of common stock issuable upon the exercise of currently exercisable warrants. William C. St. Laurent is the managing member of St. Laurent Investments, LLC and, as a result, may be deemed to have voting and investment power with respect to the shares held by St. Laurent Investments, LLC. The address of St. Laurent Investments, LLC is 120 NE 136 Avenue, Vancouver, WA 98684.

(8)	The address of Wendy St. Laurent is 120 NE 136 Avenue, Vancouver, WA 98684.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Procedures for Approval of Related Party Transactions

A “related party transaction” is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related party had or will have a direct or indirect material interest. A “related party” includes:

●	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

●	any person who beneficially owns more than 5% of our common stock;

●	any immediate family member of any of the foregoing; or

●	any entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

In March 2021, our board of directors adopted a written related-party transactions policy. Pursuant to this policy, the Audit Committee of our board of directors will review all material facts of all related-party transactions and either approve or disapprove entry into the related-party transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a related-party transaction, our Audit Committee shall take into account, among other factors, the following: (i) whether the related-party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances; (ii) the extent of the related party’s interest in the transaction; and (iii) whether the transaction would impair the independence of a non-employee director.

Related Party Transactions

At December 31, 2022, the Company had the following outstanding payables to affiliated parties for past services:

December 31, 2022

Genomic Diagnostic Technologies	$925
St. Laurent Institute	232,418
St. Laurent Realty, Inc.	7,558
Total related party payables	$240,901

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

From April 29, 2019 to April 29, 2020, we entered into a series of non-convertible promissory notes (the “Promissory Notes”) with St. Laurent Investments LLC amounting to $1,375,000. The Promissory Notes had a one-year term with interest accruing at 10% per annum. In October 2021, we entered into an agreement with St. Laurent Investments LLC to reduce the interest on $1,375,000 principal amount of the Promissory Notes from 10% to 5% per year starting on October 1, 2021. In June 2022, we entered into an agreement with St. Laurent Investments LLC to extend the maturity date of the $1,375,000 Promissory Note to July 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to us for professional services rendered by Wolf & Co. for the years ended December 31, 2022 and 2021:

Services	2022	2021
Audit fees	$147,800	$150,502
Audit-related fees	8,700	68,750
Total fees	$156,500	$219,252

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.

(2)	Audit-Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.

Pre-Approval Policies and Procedures

The Audit Committee has the authority to appoint or replace our independent registered public accounting firm (subject, if applicable, to stockholder ratification). The Audit Committee is also responsible for the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The independent registered public accounting firm was engaged by, and reports directly to, the Audit Committee.

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved prior to the completion of the audit. We have complied with the procedures set forth above, and the Audit Committee has otherwise complied with the provisions of its charter.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporation by Reference
Exhibit Number	Description of Exhibits	Form	Filing Date	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation	8-K	8/31/21	3.1
3.2	Amended and Restated Bylaws	8-K	8/31/21	3.2
4.1	Description of Securities	10-K	3/23/22	4.1
4.2	Specimen common stock certificate	S-1/A	5/22/19	4.1
4.3	Warrant Agency Agreement dated as of August 31, 2021 between SeqLL Inc. and VSTOCK Transfer LLC	8-K	8/31/21	10.1
4.4	Form of Common Stock Purchase Warrant	S-1/A	8/16/21	4.6
10.1#	Amended and Restated 2014 Equity Incentive Plan	S-1	3/31/21	10.1
10.2	License Agreement dated March 15, 2013 between SeqLL, LLC and Helicos Biosciences Corporation	S-1	4/23/19	10.2
10.3	Sub-License Agreement dated March 15, 2013 between SeqLL, LLC and Helicos Biosciences Corporation	S-1	4/23/19	10.3
10.13	Investor Rights Agreement dated as of September 30, 2018	S-1/A	5/28/21	10.13
22	Subsidiaries of the Registrant	10-K	3/23/22	22
23*	Consent of Wolf & Company, P.C.
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

#	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of March, 2023.

SEQLL INC.

By:	/s/ Daniel Jones
Daniel Jones Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Jones	Chief Executive Officer and Chairman	March 16, 2023
Daniel Jones	(Principal Executive Officer)

/s/ Frances Scally	Chief Financial Officer and Secretary	March 16, 2023
Frances Scally	(Principal Financial and Accounting Officer)

/s/ Douglas Miscoll	Director	March 16, 2023
Douglas Miscoll

/s/ David Pfeffer	Director	March 16, 2023
David Pfeffer

/s/ Dr. Patrice Milos	Director	March 16, 2023
Dr. Patrice Milos

SEQLL INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of SeqLL, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SeqLL, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, MA

March 16, 2023

SeqLL Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
Assets

Current assets
Cash and cash equivalents	$2,180,525	$4,015,128
Marketable securities	4,036,014	5,933,364
Accounts receivable, net of allowance for doubtful accounts of $6,016	21,214	30,714
Other receivables	60,000	34,965
Inventory	165,852	224,155
Prepaid expenses	171,859	186,056
Total current assets	6,635,464	10,424,382
Other assets
Property and equipment, net	530,108	265,267
Operating lease right-of-use asset	1,129,715	-
Other assets	118,954	50,488
Total assets	$8,414,241	$10,740,137

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$622,436	$871,364
Accrued expenses	495,462	311,405
Non-convertible promissory notes - current	-	1,375,000
Current portion of operating lease liability	110,114	-
Total current liabilities	1,228,012	2,557,769

Non-current liabilities
Operating lease liability, less current portion	1,444,343	-
Non-convertible promissory notes - long-term	1,375,000	-
Total non-current liabilities	2,819,343	-

Total liabilities	4,047,355	2,557,769

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 80,000,000 shares authorized; 11,886,379 shares issued and outstanding	119	119
Additional paid-in capital	22,853,000	22,596,100
Accumulated deficit	(18,508,684)	(14,413,851)
Accumulated other comprehensive income	22,451	-
Total stockholders’ equity	4,366,886	8,182,368
Total liabilities and stockholders’ equity	$8,414,241	$10,740,137

The accompanying notes are an integral part of these consolidated financial statements.

SeqLL Inc.

Consolidated Statements of Operations and Comprehensive Loss

	December 31,
	2022	2021
Revenue
Sales	$1,177	$48,021
Grant revenue	77,482	161,974
Total revenue	78,659	209,995

Cost of sales	690	57,690

Gross profit	77,969	152,305

Operating expenses
Research and development	1,568,266	530,076
General and administrative	2,506,851	2,170,857
Total operating expenses	4,075,117	2,700,933

Operating loss	(3,997,148)	(2,548,628)

Other (income) and expenses
Interest and dividend income	(44,879)	(36,463)
Other income	-	(190,193)
Unrealized (gain)/loss on marketable equity securities	(54,508)	43,078
Realized loss on marketable equity securities	106,324	-
Change in fair value of convertible notes	-	195,962
Loss on extinguishment of convertible notes	-	934,257
Interest expense	90,748.00	208,289

Net loss	(4,094,833)	(3,703,558)
Other comprehensive income
Unrealized gain on marketable debt securities	22,451	-

Total comprehensive loss	$(4,072,382)	$(3,703,558)

Net loss per share - basic and diluted	$(0.34)	$(0.51)

Weighted average common shares - basic and diluted	11,886,379	7,216,001

The accompanying notes are an integral part of these consolidated financial statements.

SeqLL Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders ’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance as of December 31, 2020	5,791,665	$58	4,864,862	$49	$6,856,020	$-	$(10,710,293)	$(3,854,166)

Conversion of preferred stock into common stock	(5,791,665)	(58)	3,130,622	31	27	-	-	-
Stock-based compensation expense	-	-	-	-	333,978	-	-	333,978
Conversion of convertible notes into common stock	-	-	641,895	6	3,222,300	-	-	3,222,306
Issuance of Units in initial public offering, net of issuance costs of $1,555,976	-	-	3,060,000	31	11,453,614	-	-	11,453,645
Issuance of common stock to underwriters in initial public offering, net of issuance costs of $71,199	-	-	189,000	2	730,161	-	-	730,163
Net loss	-	-	-	-	-	-	(3,703,558)	(3,703,558)
Balance as of December 31, 2021	-	$-	11,886,379	$119	$22,596,100	$-	$(14,413,851)	$8,182,368
Stock-based compensation expense	-	-	-	-	256,900	-	-	256,900
Other comprehensive income	-	-	-	-	-	22,451	-	22,451
Net loss	-	-	-	-	-	-	(4,094,833)	(4,094,833)
Balance as of December 31, 2022	-	$-	11,886,379	$119	$22,853,000	$22,451	$(18,508,684)	$4,366,886

The accompanying notes are an integral part of these consolidated financial statements.

SeqLL Inc.

Consolidated Statements of Cash Flows

	December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(4,094,833)	$(3,703,558)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	87,937	86,444
Write-off of obsolete inventory	79,011	-
Unrealized (gain)/loss on marketable securities	(54,508)	43,078
Realized loss on marketable equity securities	106,324	-
Loss on extinguishment of notes	-	934,257
Stock-based compensation	256,900	333,978
Change in fair value of convertible notes	-	195,962
Non-cash lease expense	111,984	-
Changes in operating assets and liabilities:
Accounts receivable, net	9,500	-
Other receivables	(25,035)	73,850
Prepaid expenses	14,197	(186,056)
Inventory	(20,708)	(21,144)
Other assets	(68,466)	(36,226)
Accounts payable	(248,928)	9,524
Accrued expenses	184,057	280,014
Net cash used in operating activities	(3,662,568)	(1,989,877)

Cash Flows from Investing Activities
Purchases of lab equipment	(40,020)	(14,470)
Purchases of marketable equity securities	-	(5,976,442)
Purchases of marketable debt securities	(4,014,153)	-
Sales of marketable equity securities	5,882,138	-
Net cash provided by (used in) investing activities	1,827,965	(5,990,912)

Cash Flows from Financing Activities
Proceeds from issuance of units and common stock warrants, gross	-	13,009,621
Payment for issuance costs of units and common stock warrants	-	(1,627,175)
Payment of non-convertible promissory notes	-	(270,000)
Proceeds from issuance of convertible notes	-	250,000
Proceeds from issuance of common stock to underwriters	-	801,362
Settlement of convertible notes	-	(141,891)
Proceeds from loan payable - related party	-	140,000
Payment of loan payable - related party	-	(166,000)
Net cash provided by financing activities	-	11,995,917

Net increase (decrease) in cash and cash equivalents	(1,834,603)	4,015,128

Cash and cash equivalents, beginning of period	4,015,128	-

Cash and cash equivalents, end of period	$2,180,525	$4,015,128

Supplemental disclosure of cash flow information and non-cash financing transactions
Right-of-use asset acquired through operating lease	$1,257,495	$-
Leasehold improvements financed through tenant improvement allowance	$312,758	$-
Conversion of notes at initial public offering into common stock	$-	$3,222,306
Conversion of preferred stock par value to common stock and additional paid-in capital	$-	$58
Fair value of warrants of common stock issued to underwriters	$-	$1,647,076

The accompanying notes are an integral part of these consolidated financial statements.

SeqLL Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

Note 1 – Nature of Operations and Basis of Presentation

SeqLL Inc. was incorporated as a Delaware corporation on April 3, 2014. On April 8, 2014, SeqLL Inc. acquired a 100% ownership interest in SeqLL, LLC (“Subsidiary”), a domestic limited liability company formed on March 11, 2013 in the State of Massachusetts. SeqLL Inc. is a holding company of the Subsidiary (together the “Company” or “SeqLL”) and is a life sciences company focused on the development and application of innovative genetic analysis technologies and the monetization of these technologies and related intellectual property. The Subsidiary owns technology to enable the analysis of large volumes of genetic material by directly sequencing single molecules of DNA or RNA. The Subsidiary’s principal office is located in Billerica, Massachusetts.

Initial Public Offering

On August 31, 2021, the Company completed its initial public offering (“IPO”) whereby it sold 3,060,000 units, each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock at an exercise price of $4.25 per share (the “Warrants”), at a price to the public of $4.25 per unit. The gross proceeds from the IPO were approximately $13 million and were offset by $3.2 million in offering costs, of which $1.6 million was paid in cash and $1.6 million was issued in warrants to Maxim Group LLC (“Underwriter”) (see Note 10). In connection with the IPO, all of the outstanding shares of the Company’s convertible preferred stock automatically converted into 3,130,622 shares of common stock (see Note 9). Additionally, the outstanding convertible notes converted into 641,895 shares of common stock (see Note 8).

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

Notice from the Nasdaq Stock Market

On June 21, 2022, SeqLL received notice from The Nasdaq Stock Market (“Nasdaq”) indicating that, because the closing bid price for its common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the $1.00 minimum bid price requirement for continued listing. Initially, the Company had approximately 180 days to regain its compliance with the Nasdaq.

On December 20, 2022, the Company filed with, and received notice from, the Nasdaq that the Company is eligible for an additional 180 day period, in other words, until June 19, 2023, to regain its Nasdaq compliance.

The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock or its warrants to purchase common stock under the symbols “SQL” and “SQLLW,” respectively. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days.

If the Company does not regain compliance by June 19, 2023, and it has been determined that the Company will not be able to cure the deficiency, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on The Nasdaq Capital Market until the completion of the appeal process.

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

Note 2 – Significant Accounting Policies

A summary of significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are as follows:

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include but are not limited to stock-based compensation expense, fair value of warrants and loss on extinguishment of notes. Actual results could differ from those estimates and changes in estimates may occur.

Cash and Cash Equivalents

The Company considers all highly liquid securities readily convertible to cash that mature within three months or less from the original date of purchase to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits. As of December 31, 2022, the Company has not experienced a loss on its accounts for which it exceeds federally insured deposit limits, and does not expect a loss to occur.

Accounts Receivable

In the normal course of business, the Company provides credit to its customers and performs credit evaluations of these customers. The Company periodically reviews accounts receivables for doubtful accounts on a customer-by-customer basis and established an allowance to reserve for balances that are deemed uncollectible. The allowance for doubtful accounts was $6,016 as of December 31, 2022, and 2021.

Investments in marketable securities

The Company accounts for its investments in debt securities in accordance with Accounting Standards Codification (“ASC”) 320, Investments — Debt Securities (“ASC 320”). Debt securities, which are comprised of investments in U.S. Treasury Securities, are measured at fair value, based on quoted market prices. As the Company has classified its investments in debt securities as available-for-sale, the Company recognizes all unrealized gains and losses in other comprehensive income, net of tax, and recognizes all realized gains and losses in net income/loss within the Company’s consolidated statement of operations and comprehensive loss.

The Company accounts for its investments in equity securities in accordance with ASC 321, Investments — Equity Securities (“ASC 321”). Equity securities, which are comprised of investments in mutual funds shares, are measured at fair value, based on quoted market prices, with all gains and losses reported in net income/loss within the Company’s consolidated statement of operations and comprehensive loss.

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

	December 31,	December 31,
	2022	2021

Raw materials	$114,175	$91,995
Work in process	51,677	132,160
Total inventory	$165,852	$224,155

In December of 2022, the Company performed a detailed evaluation of its inventory and determined $79,011 was obsolete. As such, the Company has written off this inventory as of December 31, 2022.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Lab and office equipment are depreciated over a five-year period. Leasehold improvements are depreciated over the shorter of the useful life and the term of the lease. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the balance sheet and any resulting gains or losses are included in the consolidated statement of operations and comprehensive loss in the period of disposals.

Long-lived Assets

The Company assesses, on an annual basis, the recoverability of the carrying amount of long-lived assets used in continuing operations. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flow expected to be generated by the asset. A loss is recognized when expected future cash flow (undiscounted and without interest) are less than the carrying amount of the asset. The impairment loss is determined as the difference by which the carrying amount of the asset exceeds its fair value. No impairments were recognized in the years ended December 31, 2022, and 2021.

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

The Company recognized $0 and $16,484 in revenue from gene sequencing services for the years ended December 31, 2022 and 2021, respectively. The Company recognized $1,177 and $31,537 in revenue from product sales for the years ended December 31, 2022 and 2021, respectively.

Grant Revenue

The Company’s grant revenues are derived from research programs by various departments of the National Institute of Health (“NIH”).

Grants awarded to SeqLL for research and development by government entities are outside the scope of the contracts with customers and contributions guidance. This is because these granting entities are not considered to be customers and are not receiving reciprocal value for their grant support provided to the Company. These grants provide the Company with payments for certain types of expenditures in return for research and development activities over a contractually defined period.

The Company recognizes NIH grant revenue as reimbursable grant costs that are incurred up to pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying consolidated statements of operations and comprehensive loss. In the years ended December 31, 2022, and 2021, the Company recognized grant revenue of $77,482 and $161,974, respectively.

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

The Company has no accruals for interest or penalties related to income tax matters. Tax years subsequent to 2019 remain open to examination by federal and state tax authorities.

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

The assumptions used in determining the fair value of share-based awards granted in 2022 and 2021 are as follows:

	2022	2021
Risk-free interest rate	1.64%	1.21%
Expected option life	6 – 6.1 years	5 years
Expected dividend yield	0%	0%
Expected stock price volatility	54%	52%

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

Leases

In the first quarter of 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) which had no impact on the Company’s financial statements upon adoption. The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company recognizes right-of-use assets and lease liabilities that represent the net present value of future operating lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortizing over the remaining terms of the leases. The Company accounts for the leases of less than 12 months as short-term leases.

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

The following potential shares of common stock were not considered in the computation of diluted net loss per share as their effect would have been antidilutive:

	December 31,
	2022	2021
Stock options	2,003,919	918,915
Warrants for common stock	4,388,185	4,393,396

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company has adopted ASU 2016-13 effective January 1, 2023, for which, there was an immaterial impact on the Company’s financial statements and financial statement disclosures.

The Company does not believe that any other recently issued accounting pronouncements had or will have a material effect on its consolidated financial statements.

Note 3 – Property and Equipment, net

Property and equipment are recorded at historical cost and consist of the following:

	December 31,	December 31,
	2022	2021

Lab equipment	$767,010	$740,963
Leasehold improvements	312,758	74,390
Office equipment	23,193	5,896
Other	-	3,325
	1,102,961	824,574
Less: accumulated depreciation	(572,853)	(559,307)
	$530,108	$265,267

Depreciation expense amounted to $87,937 and $86,444 for the years ended December 31, 2022, and 2021, respectively.

Note 4 – Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021

Accrued interest	306,821	216,073
Accrued bonuses	135,000	-
Other	53,641	95,332
	$495,462	$311,405

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

The following table summarizes fair value measurements by level on December 31, 2022 of the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
U.S. government and agency obligations	$4,036,014	$4,036,014	-	-

The following table summarizes fair value measurements by level on December 31, 2021 of the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$60,021	$60,021	$-	$-
Mutual funds	5,933,364	5,933,364	-	-
Total financial assets	$5,993,385	$5,993,385	$-	$-

The Company determines fair value for cash equivalents and marketable securities with Level 1 inputs through the reference to the quoted market prices.

The table below presents the 2021 changes in Level 3 liabilities measured at fair value on a recurring basis (See Note 8).

Convertible Notes
Balance at December 31, 2020	$-
Issuance of Amended Notes (Note 8)	3,168,236
Change in fair value of convertible notes	195,962
Fair value of convertible notes at IPO date	(3,364,198)
Balance at December 31, 2021	$-

At the IPO date, the Amended Notes were converted into 641,895 shares of common stock (see Note 8). The interest expense of $89,239 for the period between the date of the Conversion Agreements related to the Amended Notes (see Note 8) and December 31, 2021, is included in the change in fair value of the Amended Notes.

There are no assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2022, and 2021.

The carrying values of financial instruments such as accounts receivable, net, other receivables, accounts payable, and accrued expenses approximated fair value as of December 31, 2022 and December 31, 2021 due to their short-term maturities. The carrying value of the Company’s Non-Convertible Promissory Note approximated its fair value as of December 31, 2022 and December 31, 2021.

Note 6 – Stock Option Plan

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) permits the grant of options for its common stock and shares of common stock to its employees, board members and consultants for up to 3,500,000 shares.

As of December 31, 2022, there were 1,496,081 shares available for future issuance under the Plan. Generally, option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant and vest over a period of four years. No option may have a term in excess of ten years from the option grant date. Share awards generally vest over a period of four years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined by the 2014 Plan). The weighted average grant date fair value of options granted in 2022 and 2021 were $0.89 and $1.15, respectively, per share.

The stock option activity for the year ended December 31, 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2021	918,919	$2.09	5.79
Granted	1,085,000	$1.71	10.00
Outstanding of December 31, 2022	2,003,919	$1.88	7.09
Exercisable at December 31, 2022	919,764	$2.09	4.79

During the years ended December 31, 2022 and 2021, the Company recorded $256,900 and $333,978 of stock-based compensation associated with granted and vested stock options, respectively. As of December 31, 2022, there was $710,812 of unrecognized compensation expense related to unvested share-based compensation awards, which will be recognized over approximately 1.5 years.

Note 7 – Related Party Transactions

At December 31, 2022 and 2021, the Company had the following outstanding payables, which are included within the Company’s accounts payable above, to affiliated parties for past services:

	December 31, 2022	December 31, 2021

Genomic Diagnostic Technologies	$925	$23,725
St. Laurent Institute	232,418	313,679
St. Laurent Realty, Inc.	7,558	27,913
Total related party payables	$240,901	$365,317

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

During 2021, Daniel Jones, the Company’s Chief Executive Officer, made non-interest-bearing demand loans to the Company in the amounts of $90,000 and $50,000. Both loans were repaid in full with proceeds from the IPO.

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

In March 2021, the Company entered into a series of agreements with the noteholders to automatically convert $786,730 in outstanding Promissory Notes and $1,305,000 in Convertible Notes (together, “Amended Notes”), to common stock upon the closing of the IPO (“Conversion Agreements”), of which $1,552,683 was held by St. Laurent Investments, LLC and its affiliates. Under the terms of the conversion agreements, $826,020 and $1,265,710 in Amended Notes were to be converted at the closing of the IPO based on the $3.75 and $3.10 conversion prices, respectively. Since the automatic conversion could result in a material benefit to the noteholders, this amendment was deemed substantive and was accounted for as an extinguishment of debt. Accordingly, the Company recognized a loss on extinguishment of debt totaling $934,257 in the consolidated statement of operations and comprehensive loss for the three months ended March 2021, which represented the excess of the fair value of the Amended Notes totaling $3,118,235 over their carrying value of $2,183,978. The Company elected the option to account for the Amended Notes at fair value, with the changes in fair value recognized in the statement of operations and comprehensive loss. The fair value of the Amended Notes was estimated using probability weighted expected payouts under various settlement scenarios, discounted to their present value based on the estimated effective rate of return.

On April 29, 2021, the Company entered into an agreement with a noteholder to automatically convert an additional $50,000 in outstanding Amended Notes, including any accrued interest, to common stock upon the closing of the IPO at the conversion price of $3.75 per share.

At the IPO date, the Amended Notes automatically converted based on their original terms into 641,895 shares of common stock. The fair value of the Amended Notes of $3,364,198 immediately prior to the conversion, less a $141,884 cash payment related to the accrued interest, was reclassified into the additional paid in capital on the consolidated balance sheet. The fair value of the Amended Notes at the conversion date was estimated based on the fair value of the common stock issued upon the conversion.

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

For the years ended December 31, 2022, and 2021, interest expense related to both convertible and non-convertible promissory notes was $90,748 and $208,289, respectively.

Note 9 – Preferred Stock

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

The following table summarizes information with regard to outstanding warrants to purchase common stock as of December 31, 2022:

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
	4,388,185

During the year ended December 31, 2022, warrants to purchase 5,211 shares of common stock with an exercise price of $3.10 expired.

Note 11 – Marketable Securities

The cost and fair value of marketable securities, which are available-for-sale debt securities, were $4,013,563 and $4,036,014 as of December 31, 2022, respectively, resulting in a $22,451 unrealized gain included in the other comprehensive income for the year ended December 31, 2022. As of December 31, 2022, the contractual maturities for all available-for-sale debt securities were less than one year.

Additionally, the Company recognized a net realized loss of $51,816 on marketable equity securities for the year ended December 31, 2022.

The cost and fair value of marketable equity securities were $5,976,442 and $5,933,364 as of December 31, 2021, respectively, resulting in $43,078 unrealized loss included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.

The Company’s interest and dividend income amounted to $44,879 and $36,463 for the years ended December 31, 2022, and 2021, respectively.

The Company has not recognized any impairment in its financial statements related to its marketable securities.

Note 12 – Paycheck Protection Program

On May 5, 2021, and May 7, 2020, the Company applied for and received loans for $190,100 in each year in connection with the Paycheck Protection Program (“PPP”) pursuant to the CARES Act that was signed into law on March 27, 2020.

The loans had terms of 5 years, were unsecured and were guaranteed by the Small Business Administration (“SBA”). The loans bore interest at one percent per annum. Loan payments were to be deferred for borrowers who apply for loan forgiveness until the SBA remits the borrower’s loan forgiveness amount to the lender. If a borrower did not apply for loan forgiveness, payments were to be deferred 10 months after the end of the covered period for the borrower’s loan forgiveness (between 8 and 24 weeks).

Some or all of the loans could be forgiven if at least 75% of the loans’ proceeds were used by the Company to cover payroll costs, including benefits, and if the Company maintained its employment and compensation within certain parameters during the period following the loans’ origination date and complied with other relevant conditions.

The Company elected to account for the PPP loans as an in-substance government grants by applying the guidance in International Accounting Standards 20 by analogy based on the assessment that it is probable that it will meet both (a) the eligibility criteria for a PPP loan, and (b) the loan forgiveness criteria for all or substantially all of the PPP loan. Under this guidance, the Company recorded the loans’ proceeds in other income in the consolidated statement of operations and comprehensive loss for the years in which the Company received a PPP Loan.

As of December 31, 2022, both of the PPP Loans referenced above were forgiven.

Note 13 - Income Taxes

The Tax Cuts and Jobs Act (the “TCJA”) resulted in significant changes to the treatment of research or experimental (“R&E”) expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&E expenditures that are paid or incurred in connection with their trade or business which represent costs in the experimental or laboratory sense. Specifically, costs for U.S. based R&E activities must be amortized over five years and costs for foreign R&E activities must be amortized over 15 years; both using a midyear convention. The Company has implemented this standard on January 1, 2022, noting that the impact on the Company’s consolidated financial statements was immaterial.

The Company is subject to United States federal and Massachusetts state income taxes at an approximate combined rate of 29% in 2022. During the years ended December 31, 2022 and 2021, there was no provision for income taxes as the Company incurred losses during both periods. The primary component of the Company’s deferred tax assets are its net operating loss carryforwards. At December 31, 2022, the Company has a federal and state net, operating loss carryforward of approximately $17,368,019 and $17,090,960, respectively, which begins expiring in 2034.

The Company’s 2018 and after federal net operating losses can be carried forward indefinitely.

The valuation allowance against deferred tax assets was approximately $5.5 million and $4.3 million as of December 31, 2022, and 2021, respectively. During the years ended December 31, 2022 and 2021, the valuation allowance increased by approximately $1.2 million in both years.

As of December 31, 2022, the Company did not maintain any foreign subsidiaries and did not have previously deferred foreign earnings subject to the transition tax.

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2022 and 2021 due to the following:

	2022	2021
Computed “expected” tax benefit	(21.0)%	(21.0)%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(8.0)%	(8.0)%
Permanent differences	0%	0%
Increase in valuation reserve	29.0%	29.0%
	0%	0%

Note 14 – Commitments and Contingencies

Leases

The Company’s office space lease in Woburn, Massachusetts (the “Woburn Lease”) for the Company’s corporate headquarters was on a month-to-month basis since November 2020 and was terminated in February 2022. The rent expense for this lease was $14,239 and $216,860 for the years ended December 31, 2022 and 2021, respectively.

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

In August 2022, the Company received the tenant improvement allowance from the landlord, which totaled approximately $312,758. This allowance covered the leasehold improvements to the Billerica space and was accounted for as a reduction to the right-of-use asset. As of December 31, 2022, the remaining lease term was 6.8 years.

The Company recorded expense related to the Billerica Lease in the amount of $200,350 year ended December 31, 2022.

Variable lease expenses recorded by the Company were immaterial for the year ended December 31, 2022.

During the years ended December 31, 2022, the Company made cash payments of $88,366, for amounts included in the measurement of lease liabilities.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2022:

2023	$197,305
2024	275,875
2025	284,151
2026	292,676
2027	301,456
Thereafter	548,576
Total undiscounted lease liabilities	$1,900,039
Less effects of discounting	(345,582)
Total lease liabilities	$1,554,457

Reported as of December 31, 2022:
Current portion of operating lease liability	$110,114
Operating lease liability, less current portion	1,444,343
Total lease liabilities	$1,554,457

Note 15 – Subsequent Events

On February 13, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with institutional investors (the “Purchasers”) pursuant to which the Company agreed to sell to the Purchasers, in a registered direct offering, an aggregate of 2,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), of the Company, at a purchase price of $0.90 per share of Common Stock (the “Offering”). On February 15, 2023, the Company closed the Offering, raising gross proceeds of $1,800,000 before deducting placement agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds of the offering for working capital and general corporate purposes.