Form 10-Q
period 2023-03-31
SeqLL, Inc.
filed 2023-05-09
CIK 1605888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023, there were 13,886,379 shares of registrant’s common stock outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SeqLL Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,043,851	$2,180,525
Marketable securities	1,531,574	4,036,014
Accounts receivable, net of allowance for doubtful accounts of $24,507 and $6,016 as of March 31, 2023 and December 31, 2022, respectively	2,723	21,214
Other receivables	-	60,000
Inventory	-	165,852
Prepaid expenses	120,900	171,859
Total current assets	6,699,048	6,635,464
Other assets
Property and equipment, net	561,750	530,108
Operating lease right-of-use asset	1,097,392	1,129,715
Other assets	111,098	118,954
Total assets	$8,469,288	$8,414,241

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$886,122	$622,436
Accrued expenses	448,491	495,462
Current portion of operating lease liability	137,478	110,114
Total current liabilities	1,472,091	1,228,012

Non-current liabilities
Operating lease liability, less current portion	1,396,345	1,444,343
Non-convertible promissory notes - long-term	1,375,000	1,375,000
Total non-current liabilities	2,771,345	2,819,343

Total liabilities	4,243,436	4,047,355

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 80,000,000 shares authorized; 13,886,379 and 11,886,379 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	139	119
Additional paid-in capital	24,434,824	22,853,000
Accumulated deficit	(20,227,050)	(18,508,684)
Accumulated other comprehensive income	17,939	22,451
Total stockholders’ equity	4,225,852	4,366,886
Total liabilities and stockholders’ equity	$8,469,288	$8,414,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenue
Sales	$-	$-
Grant revenue	-	47,482
Total revenue	-	47,482

Cost of sales	-	-

Gross profit	-	47,482

Operating expenses
Research and development	776,720	334,670
General and administrative	981,107	584,872
Total operating expenses	1,757,827	919,542

Operating loss	(1,757,827)	(872,060)

Other (income) and expenses
Investment income	(56,267)	-
Unrealized gain on equity marketable securities	-	(54,508)
Realized loss on equity marketable securities	-	106,324
Other income	-	(2,728)
Interest expense	16,806	16,806

Net loss	(1,718,366)	(937,954)
Other comprehensive income
Unrealized gain on marketable debt securities	17,569	-
Less: reclassification adjustment for net gains included in net loss	(22,081)	-
Net change	(4,512)	-

Total comprehensive loss	$(1,722,878)	$(937,954)

Net loss per share - basic and diluted	$(0.13)	$(0.08)

Weighted average common shares - basic and diluted	12,886,379	11,886,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended March 31, 2023 and 2022
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	-	$-	11,886,379	$119	$22,853,000	$22,451	$(18,508,684)	$4,366,886
Stock-based compensation expense	-	-	-	-	82,594	-	-	82,594
Issuance of common stock, net of issuance costs of $300,750	-	-	2,000,000	20	1,499,230	-	-	1,499,250
Other comprehensive loss	-	-	-	-	-	(4,512)		(4,512)
Net loss	-	-	-	-	-	-	(1,718,366)	(1,718,366)
Balance as of March 31, 2023	-	$-	13,886,379	$139	$24,434,824	$17,939	$(20,227,050)	$4,225,852

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	-	$-	11,886,379	$119	$22,596,100	$-	$(14,413,851)	$8,182,368
Stock-based compensation expense	-	-	-	-	55,914	-	-	55,914
Net loss	-	-	-	-	-	-	(937,954)	(937,954)
Balance as of March 31, 2022	-	$-	11,886,379	$119	$22,652,014	$-	$(15,351,805)	$7,300,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(1,718,366)	$(937,954)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	30,246	16,712
Write-off of obsolete inventory	165,852	-
Unrealized (gain)/loss on marketable equity securities	-	(54,508)
Realized (gain)/loss on marketable debt and equity securities	(48,072)	106,324
Provision for bad debts	78,491	-
Stock-based compensation	82,594	55,914
Non-cash lease expense	11,689	27,509
Changes in operating assets and liabilities:
Accounts receivable, net	-	1,200
Other receivables	-	(12,517)
Prepaid expenses	50,959	62,938
Inventory	-	(4,378)
Other assets	7,856	(60,762)
Accounts payable	263,686	(246,915)
Accrued expenses	(46,971)	16,013
Net cash used in operating activities	(1,122,036)	(1,030,424)

Cash Flows from Investing Activities
Purchases of lab equipment	(61,888)	(6,935)
Purchases of marketable equity securities	-	(590)
Sales of marketable equity securities	-	5,882,138
Maturity of marketable debt securities	2,548,000	-
Net cash provided by investing activities	2,486,112	5,874,613

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net	1,499,250	-
Net cash provided by financing activities	1,499,250	-

Net increase in cash and cash equivalents	2,863,326	4,844,189

Cash and cash equivalents, beginning of period	2,180,525	4,015,128

Cash and cash equivalents, end of period	$5,043,851	$8,859,317

Supplemental disclosure of cash flow information and non-cash financing transactions
Right-of-use asset acquired through operating lease	$-	$1,481,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeqLL Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 1 – Nature of Operations and Basis of Presentation

SeqLL Inc. was incorporated as a Delaware corporation on April 3, 2014. On April 8, 2014, SeqLL Inc. acquired a 100% ownership interest in SeqLL, LLC (“Subsidiary”), a domestic limited liability company formed on March 11, 2013 in the State of Massachusetts. SeqLL Inc. is a holding company of the Subsidiary (together the “Company”, SeqLL”, “we”, “us” or “our”) and is a life sciences company focused on the development and application of innovative genetic analysis technologies and the monetization of that technology and related intellectual property. The Subsidiary owns technology to enable the analysis of large volumes of genetic material by directly sequencing single molecules of DNA or RNA. The Subsidiary’s principal office is located in Billerica, Massachusetts.

Common Stock Issuance

On February 15, 2023, the Company issued 2,000,000 shares of common stock to investors at a price of $0.90 per share. The gross proceeds of the issuance was $1,800,000. The Company incurred offering costs of $300,750.

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

On December 20, 2022, the Company filed with, and received notice from, the Nasdaq that the Company is eligible for an additional 180-day period, in other words, until June 19, 2023, to regain its Nasdaq compliance.

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SeqLL, LLC. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2023 and its results of operations for the three-month periods ended March 31, 2023 and 2022, and changes in shareholders’ equity and cash flows for the periods presented. The results disclosed in the condensed consolidated statements of operation for the three-months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 filed with the Securities and Exchange Commission.

Note 2 – Significant Accounting Policies

During the three-month period ended March 31, 2023, there were no changes to the significant accounting policies in relation to what was described in the Annual Report on Form 10-K for the year ended December 31, 2022, other than the items noted in the Recently Adopted Accounting Standards section below.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include but are not limited to share-based compensation expense and research and development accruals. Actual results could differ from those estimates and changes in estimates may occur.

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

The Company may sell its debt or equity securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors

Accounts Receivable, net

Trade accounts receivable are recorded at the net invoice value and are not interest-bearing. Receivables are considered past due based on the contractual payment terms. The Company reserves a percentage of its trade receivable balance based on collection history and current economic trends that it expects will impact the level of credit losses over the life of the Company’s receivables. These reserves are re-evaluated on a regular basis and adjusted, as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. As of March 31, 2023, the Company has recorded a reserve of $24,507 related to the potential likelihood of not collecting its receivables.

Inventory

Inventory consists of finished goods, work-in-process and raw materials and is valued at the lower of cost or net realizable value, determined by the first-in, first-out (“FIFO”) method. As the Company manufactures the finished goods and work-in-process materials, overhead costs are included in inventory. The Company evaluates the carrying cost of finished goods, work-in-process, and raw materials items. To the extent that such costs exceed future demand estimates and/or exhibit historical turnover at rates less than current inventory levels, the Company reduces the carrying value of the applicable inventories. Inventory consisted of the following:

	March 31,	December 31,
	2023	2022

Raw materials	$-	$114,175
Work in process	-	51,677
Total inventory	$-	$165,852

In March of 2023, the Company performed a detailed evaluation of its inventory and given the lack of sales activity in prior periods, the Company has written off this inventory as of March 31, 2023.

Share-based Compensation

The Company’s share-based compensation program grant awards include stock options and restricted stock units. The fair value of stock option grants is estimated as of the date of the grant using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the fair value of the Company’s common stock on the date of the grant. The fair value of the share-based awards are then expensed over the requisite service period, generally the vesting period, for each award.

The Company’s expected stock price volatility assumption is based on the volatility of comparable public companies. The expected term of a stock option granted to employees and directors (including non-employee directors) is based on the average of the contractual term (generally 10 years) and the vesting period. For non-employee options, the expected term is the contractual term. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the life of the option. The expected dividend yield was set to zero as the Company does not pay dividends on its common stock and there was no expectation of doing so as of the respective grant dates. The Company recognizes forfeitures related to share-based awards as they occur.

The Company has periodically granted stock options and restricted stock units to non-employees for services pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would be cancelled. For awards granted to non-employees, compensation expense is recognized over the vesting period of the awards, which is generally the period services are rendered by such non-employees.

The assumptions used in determining the fair value of share-based awards granted in three-month period ended March 31, 2023 are as follows:

March 31, 2023
Risk-free interest rate	3.59% - 4.13%
Expected option life	6 – 6.1 years
Expected dividend yield	0%
Expected stock price volatility	57%

Segments

The Company operates in a single business segment that includes the design, development, and manufacturing of genetic analysis technologies.

Leases

In the first quarter of 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company has recognized right-of-use assets and lease liabilities that represent the net present value of future operating lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortizing over the remaining terms of the leases. The Company accounts for leases of less than 12 months as short-term leases.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities if their effect is antidilutive. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined using the treasury stock and if-converted methods. Dilutive common stock equivalents are comprised of restricted stock units, options outstanding under the Company’s stock option plan, and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive.

The following potential shares of common stock were not considered in the computation of diluted net loss per share as their effect would have been antidilutive:

	March 31,
	2023	2022
Restricted stock units	553,000	-
Stock options	2,545,925	2,003,919
Warrants for common stock	4,388,185	4,393,396

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2023, which had no material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Standards

The Company does not believe that any recently issued but not yet effective accounting pronouncements will have a material effect on the accompanying condensed consolidated financial statements.

Note 3 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2023	2022

Accrued interest	$323,627	$306,821
Accrued bonuses	36,450	135,000
Other	88,414	53,641
	$448,491	$495,462

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

Level 1:	Observable inputs such as quoted prices in active markets.

Level 2:	Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes fair value measurements by level on March 31, 2023 of the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
U.S. government and agency obligations	$1,531,574	$1,531,574	-	-

The following table summarizes fair value measurements by level on December 31, 2022 of the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
U.S. government and agency obligations	$4,036,014	$4,036,014	-	-

There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2023 or 2022.

The carrying values of financial instruments such as accounts receivable, net, other receivables, accounts payable, and accrued expenses approximated fair value as of March 31, 2023 and December 31, 2022 due to their short-term maturities. The carrying value of the Company’s Non-Convertible Promissory Note approximated its fair value as of March 31, 2023 and December 31, 2022.

Note 5 – Share-based Compensation

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) permits the grant of options and restricted stock units for its common stock and shares of common stock to its employees, board members and consultants for up to 3,500,000 shares.

As of March 31, 2023, there were 401,075 shares available for future issuance under the 2014 Plan. Generally, option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant and vest over a period of three to four years. No option may have a term in excess of ten years from the option grant date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined by the 2014 Plan). The weighted average grant date fair value of options granted in the three-month periods ended March 31, 2023 and March 31, 2022 were $0.29 and $0.89 per share, respectively.

The stock option activity for the period ended March 31, 2023 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2022	2,003,919	$1.88	7.09
Granted	542,006	$0.50	10.00
Outstanding of March 31, 2023	2,545,925	$1.59	7.48
Exercisable at March 31, 2023	1,249,110	$1.99	5.67

The restricted stock award activity for the period ended March 31, 2023 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2022	-	$-	-
Granted	553,000	$0.64	10.00
Outstanding of March 31, 2023	553,000	$0.64	9.92
Exercisable at March 31, 2023	-	$-	-

All of the restricted stock units outstanding belong to the Company’s employees, and cliff vest over a term of three years.

During the three-month periods ended March 31, 2023 and 2022, the Company recorded $82,594 and $55,914, respectively, of share-based compensation associated with vesting of stock options and restricted stock units, of which $51,520 and $38,746 were included in general and administrative expenses for the three-month periods ended March 31, 2023 and 2022, respectively, and $31,074 and $17,168 were included in research and development expenses for the three-month periods ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was approximately $793,443 and $344,089 of unrecognized compensation expense related to unvested stock options and restricted stock units, respectively, which will be recognized over a weighted average period of approximately 1.50 and 1.59 years, respectively.

Note 6 – Related Party Transactions

At March 31, 2023 and December 31, 2022, the Company had the following outstanding payables, which are included within the Company’s accounts payable above, to affiliates of its shareholders for past services:

	March 31, 2023	December 31, 2022

Genomic Diagnostic Technologies	$-	$925
St. Laurent Institute	90,362	232,418
St. Laurent Realty, Inc.	7,558	7,558
Total related party payables	$97,920	$240,901

The above entities are affiliated with (1) William C. St. Laurent, a former member of the Company’s board of directors, (2) relatives of Mr. St. Laurent or (3) entities controlled by the St. Laurent family. St. Laurent Realty, Inc. and Genomic Diagnostic Technologies assisted the Company by previously providing corporate accounting support; St. Laurent Institute, a non-for-profit company, provided bioinformatics specialist support for certain sequencing services.

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

On February 3, 2021, the preferred stockholder, and the holder of $2,910,710 in the Convertible Notes and Promissory Notes granted the Company an extension on all their notes to be repaid on or before July 31, 2022. This amendment was accounted for on a prospective basis under the troubled debt restructuring guidance.

In March 2021, the Company entered into a series of agreements with the noteholders to automatically convert $786,730 in outstanding Promissory Notes and $1,305,000 in Convertible Notes (together, “Amended Notes”), to common stock upon the closing of the IPO (“Conversion Agreements”), of which $1,552,683 was held by St. Laurent Investments, LLC, and its affiliates.

On August 31, 2021 ( the “IPO date”), the Amended Notes automatically converted based on their original terms into 641,895 shares of common stock.

In October 2021, the Company entered into an agreement with St. Laurent Investments LLC to reduce the interest on $1,375,000 aggregate principal amount of the Promissory Note from 10% to 5% per year starting on October 1, 2021. In June 2022, the Company entered into an agreement with St. Laurent Investments LLC to extend the maturity date of the $1,375,000 Promissory Note to July 31, 2024. The Company accounted for these transactions as modification on a prospective basis.

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

For the three-month periods ended March 31, 2023 and 2022, interest expense was $16,806 and $16,806, respectively.

Note 8 – Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of March 31, 2023, which are exercisable starting at their issuance dates. All warrants are accounted for as equity based on the US GAAP guidance applicable to the instruments indexed to an entity’s own stock.

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
	4,388,185

Note 9 – Marketable Securities

The cost and fair value of marketable securities, which are available-for-sale debt securities, were $1,513,635 and $1,531,574 as of March 31, 2023, respectively, resulting in a $17,939 unrealized gain.

As of March 31, 2023, the contractual maturities for all available-for-sale debt securities were less than one year.

Note 10 – Commitments and Contingencies

The Company’s office space lease in Woburn, Massachusetts (the “Woburn Lease”) for the Company’s corporate headquarters was on a month-to-month basis since November 2020 and was terminated in February 2022. The rent expense for this lease was $0 and $14,239 for the three-month periods ended March 31, 2023 and 2022, respectively.

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

In August 2022, the Company received the tenant improvement allowance from the landlord, which totaled approximately $312,760. This allowance covered the leasehold improvements to the Billerica space and was accounted for as a reduction to the right-of-use asset. As of March 31, 2023, the remaining lease term was 6.5 years.

The Company recorded expense related to the Billerica Lease in the amount of $54,639 and $41,526 for the three-month periods ended March 31, 2023 and 2022, respectively.

Variable lease expenses recorded by the Company were immaterial for the three-month period ended March 31, 2023.

During the three-month periods ended March 31, 2023 and 2022, the Company made cash payments of $42,950 and $14,017, respectively, for amounts included in the measurement of lease liabilities.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the condensed consolidated balance sheet as of March 31, 2023:

2023 (remaining)	$154,352
2024	275,875
2025	284,151
2026	292,676
2027	301,456
Thereafter	548,578
Total undiscounted lease liabilities	$1,857,088
Less effects of discounting	(323,265)
Total lease liabilities	$1,533,823

Reported as of March 31, 2023:
Current portion of operating lease liability	$137,478
Operating lease liability, less current portion	1,396,345
Total lease liabilities	$1,533,823

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements for the period ended March 31, 2023, and related notes included elsewhere in this filing. This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this filing. You should carefully read the “Risk Factors” section of this filing to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this filing.

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

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto within the Condensed Consolidated Financial Statements section of this report, and trends discussed in “Risk Factors” in Item 1-A of Part II of this report.

We incurred net losses of $1,722,878 and $937,954 for the three-month periods ended March 31, 2023 and 2022, respectively. We had negative cash flow from operating activities of $1,122,036 and $1,030,424 for the three-month periods ended March 31, 2023 and 2022, respectively, and had an accumulated deficit of $20,227,050 as of March 31, 2023.

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

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three-month periods ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Revenue
Sales	$-	$-
Grant revenue	-	47,482
Total revenue	-	47,482

Cost of sales	-	-

Gross profit	-	47,482

Operating expenses
Research and development	776,720	334,670
General and administrative	981,107	584,872
Total operating expenses	1,757,827	919,542

Operating loss	(1,757,827)	(872,060)

Other (income) and expenses
Investment income	(56,267)	-
Unrealized gain on marketable securities	-	(54,508)
Realized loss on marketable securities	-	106,324
Other income	-	(2,728)
Interest expense	16,806	16,806

Net loss	(1,718,366)	(937,954)
Other comprehensive income
Unrealized gain on marketable debt securities	17,569	-
Less: reclassification adjustment for net gains included in net loss	(22,081)	-
Net change	(4,512)	-

Total comprehensive loss	$(1,722,878)	$(937,954)

Net loss per share – basic and diluted	$(0.13)	$(0.08)

Weighted average common shares – basic and diluted	12,886,379	11,886,379

Revenues

Our revenues during the three-month period ended March 31, 2023, were $0 as compared to revenues of $47,482 during the three-month period ended March 31, 2022, representing a decrease of $47,482, or 100%. During the three-month period ended March 31, 2023, the Company had no revenues from product sales, grants or research services as compared to revenue in the same period of 2022 of $47,482 from grants, and no revenues from product sales or research services. The decrease in revenue was due to the fact that the Company does not currently have any active grants under which it is providing services.

Gross Profit

Gross profit for the three-month period ended March 31, 2023 was $0, as compared to gross profit of $47,482 for the three-month periods ended March 31, 2022, which represented a 100% decrease due to the fact that the Company did not have any revenue-generating transactions in the three-month period ended March 31, 2023.

Research and Development Expenses

Research and development expenses increased by $442,050, or 132%, from $334,670 for the three-month period ended March 31, 2022 compared to $776,720 for the three-month period ended March 31, 2023. The increase in expenses was a result of our progressive return to research and development activities to pre-COVID-19 levels. We expect these expenditures to continue increasing throughout 2023 and beyond as we increase our research and development efforts.

General and Administrative Expenses

General and administrative expenses increased by $396,235, or 68%, from $584,872 for the three-month period ended March 31, 2022 compared to $981,107 for the three-month period ended March 31, 2023. During the three-month period ended March 31, 2023, the Company performed a detailed evaluation of its inventory and determined that $165,852 of its inventory was obsolete, and as such, expensed the value of the obsolete inventory. No such expense was recognized in the three-month period ended March 31, 2022. The Company, also, as part of its implementation of ASC 326, Financial Instruments – Credit Losses, recorded approximately $78,000 of bad debt expense. Additionally, the increase was attributable to increased operating expenses related to the transition to reporting as a public company, including the addition of accounting, legal, insurance and audit related expenses. General and administrative expenditures will continue to increase to support ongoing financial reporting and compliance activities.

Interest and Other Income/Loss

We recognized $56,267 related to investment income from marketable debt securities of $48,072 and $8,195 for funds in money market accounts, respectively, during the three-month period ended March 31, 2023. The Company did not hold such investments during the three-month period ended March 31, 2022.

We recognized $51,816 in net realized and unrealized losses on the marketable equity securities during the three-month period ended March 31, 2022. We did not hold such investments during the three-month period ended March 31, 2023.

We recognized interest expense of $16,806 in the three-month periods ended March 31, 2023 and 2022, representing no change. Interest expense was identical for both periods as there were no changes to the terms of the non-convertible promissory note.

Net Loss

Overall, the net loss increased by $780,412, or 83%, to $1,718,366 as compared to $937,954 for the three-month period ended March 31, 2022, primarily due to increased operating expenses during the three-month period ended March 31, 2023.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though we experienced negative cash flows from operations of $1,122,036 for the three-month period ended March 31, 2023, as a result of our recent common stock offerings in August 2021 and February of 2023, we had cash and cash equivalents of $5,043,851 at March 31, 2023. Therefore, we estimate that our available cash resources will be sufficient to fund our operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

As of March 31, 2023, we had approximately $5.0 million in cash and cash equivalents. Cash and cash equivalents increased $2.9 million at March 31, 2023 as compared to December 31, 2022 due to the maturity of approximately $2.5 million in the Company’s marketable debt securities and the Company’s February of 2023 common stock issuance that provided approximately $1.5 million in net proceeds to the Company. These proceeds were offset by the net use of cash for operating activities for the three-month period ended March 31, 2023.

Since inception, we have funded our operations primarily through equity and debt financings, as well as from modest sales of products and research services. As of March 31, 2023, we had an accumulated deficit of $20,227,050.

On February 15, 2023, we issued 2,000,000 shares of common stock to investors at a price of $0.90 per share. The gross proceeds of the issuance was $1.8 million. We incurred offering expenses of approximately $0.3 million, which were paid with proceeds from the common stock issuance.

We believe the net proceeds from our February of 2023 common stock issuance, will enable us to fund our operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking estimate that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

We plan to continue seeking additional financing sources from time to time to meet our working capital requirements, make continued investment in research and development and make capital expenditures needed for us to maintain and expand our business. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, if we raise additional funds through further issuances of equity or debt securities, our existing stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Three Months Ended March 31,
	2023	2022
Cash proceeds provided by (used in):
Operating activities	$(1,122,036)	$(1,030,424)
Investing activities	2,486,112	5,874,613
Financing activities	1,499,250	-
Net increase in cash and cash equivalents	$2,863,326	$4,844,189

Net cash used in operating activities

Net cash used in operating activities was approximately $1.1 million and $1.0 million for the three-month periods ended March 31, 2023 and 2022, respectively. The slight increase in operating spending was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic.

We anticipate our research and development efforts and on-going general and administrative costs will generate negative cash flows from operating activities for the foreseeable future.

Net cash used in investing activities

Net cash provided by investing activities was approximately $2.5 million and $5.9 million for the three-month periods ended March 31, 2023 and 2022, respectively. The decrease was primarily attributable to the sale of our entire portfolio of marketable equity securities during the three-month period ended March 31, 2022, amounting to $5.9 million, for which, the Company did not have such sales in the three-month period ended March 31, 2023. This was offset by a maturity of one of the Company’s marketable debt securities in the amount of $2.5 million. The Company did not have such instruments in the three-month period ended March 31, 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $1.5 million, and $0, for the three-month periods ended March 31, 2023 and 2022, respectively. The Company issued 2,000,000 shares of common stock to investors at a price of $0.90 per share during the three-month period ended March 31, 2023. The gross proceeds of the issuance was $1.8 million. We incurred offering costs of approximately $0.3 million, which were paid with proceeds from the common stock issuance. No such transaction occurred during the three-month period ended March 31, 2022.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2023, which had no material impact on the Company’s condensed consolidated financial statements.

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

Other than those noted within Note 2 to our unaudited condensed consolidated financial statements, there have been no significant changes to the Company’s critical accounting policies and estimates during the three-month period ended March 31, 2023 as compared to the information contained in the Company’s 2022 Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. Reference should be made to the consolidated financial statements and related notes included in the 2022 Form 10-K for a full description of other significant accounting policies.

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

For as long as we remain an emerging growth company under the recently enacted JOBS Act, we will, among other things:

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2023. As of March 31, 2023, based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023 ( our “Annual Report”).

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

SEQLL INC.

Date: May 9, 2023	/s/ Daniel Jones
Daniel Jones
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	/s/ Frances Scally
Frances Scally
Chief Financial Officer
(Principal Financial and Accounting Officer)