Form 10-Q
period 2023-06-30
SeqLL, Inc.
filed 2023-08-04
CIK 1605888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 001-40760

SEQLL INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5319744
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Federal Street
Billerica, MA	01821
(Address of principal executive office)	(Zip Code)

(781) 460-6016

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	SQL	The Nasdaq Stock Market LLC

Warrants to purchase Common Stock	SQLLW	The Nasdaq Stock Market LLC

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

As of August 3, 2023, there were 13,886,379 shares of registrant’s common stock outstanding.

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer to SeqLL Inc. and its wholly owned Subsidiaries taken as a whole.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to consummate the transactions contemplated by the Merger Agreement or the Asset Purchase Agreement, each as defined in Note 1 to the condensed consolidated financial statements included in this report;

●	the success, cost and timing of our product development activities, including statements regarding the timing of initiation and completion of our research and development programs;

●	developments regarding next generation sequencing technologies;

●	our expectations regarding the market size and growth potential for our business;

●	our ability to generate sustained revenue or achieve profitability;

●	the potential for our identified research priorities to advance our technology;

●	the pricing and expected gross margin for our products; and

●	the other factors discussed in the “Risk Factors” section and elsewhere in this report.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

ii

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SeqLL Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,789,870	$2,180,525
Marketable securities	-	4,036,014
Accounts receivable, net of allowance for doubtful accounts of $24,507 and $6,016 as of June 30, 2023 and December 31, 2022, respectively	2,723	21,214
Other receivables	-	60,000
Inventory	-	165,852
Prepaid expenses	32,329	171,859
Total current assets	4,824,922	6,635,464
Other assets
Property and equipment, net	708,017	530,108
Operating lease right-of-use asset	1,064,768	1,129,715
Other assets	78,386	118,954
Total assets	$6,676,093	$8,414,241

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$381,842	$622,436
Accrued expenses	354,571	495,462
Current portion of finance lease liability	55,050	-
Current portion of operating lease liability	165,242	110,114
Total current liabilities	956,705	1,228,012

Non-current liabilities
Finance lease liability, less current portion	82,508	-
Operating lease liability, less current portion	1,347,648	1,444,343
Non-convertible promissory notes - long-term	1,375,000	1,375,000
Total non-current liabilities	2,805,156	2,819,343

Total liabilities	3,761,861	4,047,355

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 80,000,000 shares authorized; 13,886,379 and 11,886,379 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	139	119
Additional paid-in capital	24,541,257	22,853,000
Accumulated deficit	(21,627,164)	(18,508,684)
Accumulated other comprehensive income	-	22,451
Total stockholders’ equity	2,914,232	4,366,886
Total liabilities and stockholders’ equity	$6,676,093	$8,414,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Sales	$-	$1,177	$-	$1,177
Grant revenue	-	30,000	-	77,482
Total revenue	-	31,177	-	78,659

Cost of sales	-	690	-	690

Gross profit	-	30,487	-	77,969

Operating expenses
Research and development	581,718	365,845	1,358,438	700,515
General and administrative	862,686	625,739	1,843,793	1,210,611
Total operating expenses	1,444,404	991,584	3,202,231	1,911,126

Operating loss	(1,444,404)	(961,097)	(3,202,231)	(1,833,157)

Other (income) and expenses
Investment income	(67,138)	(5,748)	(123,405)	(8,476)
Unrealized gain on marketable equity securities	-	-	-	(54,508)
Realized loss on marketable equity securities	-	-	-	106,324
Interest expense	22,848	39,566	39,654	56,372

Net loss	(1,400,114)	(994,915)	(3,118,480)	(1,932,869)
Other comprehensive income
Reclassification adjustment for net gains included in net loss	(17,939)	-	(22,451)	-

Total comprehensive loss	$(1,418,053)	$(994,915)	$(3,140,931)	$(1,932,869)

Net loss per share - basic and diluted	$(0.10)	$(0.08)	$(0.23)	$(0.16)

Weighted average common shares - basic and diluted	13,886,379	11,886,379	13,389,141	11,886,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	-	$-	11,886,379	$119	$22,853,000	$22,451	$(18,508,684)	4,366,886
Stock-based compensation expense	-	-	-	-	82,594	-	-	82,594
Issuance of common stock, net of issuance costs of $300,750	-	-	2,000,000	20	1,499,230	-	-	1,499,250
Other comprehensive income	-	-	-	-	-	(4,512)		(4,512)
Net loss	-	-	-	-	-	-	(1,718,366)	(1,718,366)
Balance as of March 31, 2023	-	$-	13,886,379	$139	$24,434,824	$17,939	$(20,227,050)	$4,225,852
Stock-based compensation expense	-	-	-	-	106,433	-	-	106,433
Other comprehensive income	-	-	-	-	-	(17,939)	-	(17,939)
Net loss	-	-	-	-	-	-	(1,400,114)	(1,400,114)
Balance as of June 30, 2023	-	$-	13,886,379	$139	$24,541,257	$-	$(21,627,164)	$2,914,232

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	-	$-	11,886,379	$119	$22,596,100	$-	$(14,413,851)	8,182,368
Stock-based compensation expense	-	-	-	-	55,914	-	-	55,914
Net loss	-	-	-	-	-	-	(937,954)	(937,954)
Balance as of March 31, 2022	-	$-	11,886,379	$119	$22,652,014	$-	$(15,351,805)	$7,300,328
Stock-based compensation expense	-	-	-	-	66,995	-	-	66,995
Net loss	-	-	-	-	-	-	(994,915)	(994,915)
Balance as of June 30, 2022	-	$-	11,886,379	$119	$22,719,009	$-	$(16,346,720)	$6,372,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(3,118,480)	$(1,932,869)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	71,574	33,985
Write-off of obsolete inventory	165,852	-
Unrealized gain on marketable equity securities	-	(54,508)
Realized (gain)/loss on marketable debt and equity securities	(106,051)	106,324
Provision for bad debts	78,492	-
Stock-based compensation	189,027	122,909
Non-cash lease expense	23,380	66,248
Changes in operating assets and liabilities
Accounts receivable, net	-	24
Other receivables	-	34,965
Prepaid expenses	102,024	146,958
Inventory	-	(22,589)
Other assets	40,568	(120,762)
Accounts payable	(240,594)	(370,967)
Accrued expenses	(140,891)	(23,715)
Net cash used in operating activities	(2,935,099)	(2,013,997)

Cash Flows from Investing Activities
Purchases of lab equipment	(61,987)	(28,773)
Purchases of marketable debt securities	(2,800,386)	(590)
Proceeds from sales of marketable equity securities	-	5,882,138
Maturity of marketable debt securities	6,920,000	-
Net cash provided by investing activities	4,057,627	5,852,775

Cash Flows from Financing Activities
Proceeds from issuance of common stock, gross	1,800,000	-
Payment for issuance costs of common stock	(300,750)	-
Repayments of finance lease liability	(12,433)	-
Net cash provided by financing activities	1,486,817	-

Net increase in cash and cash equivalents	2,609,345	3,838,778
Cash and cash equivalents, beginning of period	2,180,525	4,015,128
Cash and cash equivalents, end of period	$4,789,870	$7,853,906

Supplemental disclosure of cash flow information and non-cash financing transactions
Right-of-use asset acquired through operating lease	$-	$1,481,646
Fixed assets acquired through finance lease	$187,497	$-

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

On April 26, 2023, SeqLL Merger LLC (“SeqLL Merger Sub”) was formed in the State of Delaware as a wholly-owned subsidiary of the Company. SeqLL Merger Sub was formed solely for the purpose of completing the Merger (defined below). SeqLL Merger Sub has not carried on any activities as of June 30, 2023, except for activities incidental to its formation and activities undertaken in connection with the Merger Agreement (defined below) and the Merger.

Proposed Merger

Merger Agreement

On May 29, 2023, the Company, SeqLL Merger Sub, Atlantic Acquisition Corp, a Delaware corporation (“Atlantic”), Atlantic Merger LLC, a Delaware limited liability company and a majority-owned subsidiary of Atlantic (“Atlantic Merger Sub”), Lyneer Investments, LLC, a Delaware limited liability company (“Lyneer”), IDC Technologies, Inc., a California corporation (“IDC”), and Lyneer Management Holdings LLC, a Delaware limited liability company (“Lyneer Management”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (i) Atlantic Merger Sub will be merged with and into Lyneer, with Lyneer continuing as the surviving entity and as an approximating 58%-owned subsidiary of Atlantic, an approximately 38%-owned subsidiary of IDC, and an approximately 4%-owned subsidiary of Lyneer Management (the “Lyneer Merger”), and (ii) SeqLL Merger Sub will subsequently be merged with and into Lyneer, with Lyneer continuing as the surviving entity and as a wholly-owned subsidiary of the Company (the “SeqLL Merger” and, together with the Lyneer Merger, the “Mergers”).

At the effective time of the SeqLL Merger, in consideration of 100% of the membership interests of Lyneer, the Company will (i) pay to IDC and Lyneer Management an aggregate of $60,000,000 in cash (the “Cash Consideration”) and (ii) issue to (a) IDC and Lyneer Management a number of shares of the Company’s common stock equal to the quotient of $60,000,000 divided by the price per share at which the SeqLL common stock is sold (the “Offering Price”) in a public offering or private placement of approximately $75 million of SeqLL common stock to be consummated on or about the closing date of the Merger (the “Capital Raise”), of which 90% percent of such shares will be issued to IDC and 10% percent of such shares will be issued to Lyneer Management, and (iii) issue to Atlantic a number of shares of SeqLL common stock to be determined based upon the following formula:

(A/B) - [(C/B) + D]

Where:
A= $225,000,000
B= the Offering Price
C= $72,000,000
D= number of shares of SeqLL common stock sold in the Capital Raise
(exclusive of shares issued in respect of any over-allotment option).

If the Offering Price in the Capital Raise is less than $0.864 (subject to adjustment for stock dividends, stock consolidations and the like prior to the Capital Raise), then at the time the Company declares a cash dividend to the Company’s legacy stockholders pursuant to the Merger Agreement (as discussed below), the Company will simultaneously declare a stock dividend of the Company’s common stock in an aggregate amount of shares so that the value of (A) the product of (y) the number of outstanding shares of the Company’s common stock and (z) the Offering Price, plus (B) the product of (y) the number of shares of the Company’s common stock issued in the stock dividend and (z) the Offering Price, equals $12,000,000.

The Merger Agreement contains customary representations and warranties from the parties, and each party has agreed to customary covenants applicable to such party, including, among others, covenants relating to (i) the conduct of their respective businesses in the ordinary course prior to the effective time of the Mergers and (ii) the requirement of each party to maintain and preserve intact their respective business organizations, assets, properties and material business relations. The Merger Agreement also requires that, prior to the closing of the Mergers, the Company will declare a cash dividend payable to the Company’s stockholders of record as of the close of business on a date to be determined by the Company, but in any event prior to the date of pricing of the Capital Raise, in an amount equal to the Company’s cash and cash equivalents as of the closing date of the Mergers (exclusive of any proceeds of the Capital Raise), less any amounts withheld for taxes and certain other obligations as of such date.

The obligation of each of the Company, Atlantic and Lyneer, and their respective subsidiaries, to complete the Mergers is subject to the fulfillment (or waiver, to the extent permissible under applicable law) of certain customary closing conditions, plus the conditions that (i) the stockholders of the Company shall have approved the issuance of the shares of the Company’s common stock in the Mergers, (ii) the Company completes the Capital Raise for gross proceeds of approximately $75 million, of which $60 million will be used to pay the Cash Consideration, and (iii) the continued listing of the Company’s common stock on the Nasdaq Capital Market following the Mergers.

The Merger Agreement contains certain termination rights, including (i) by mutual consent of the Company, Atlantic, IDC and Lyneer Management, (ii) by any of the Company, Atlantic, IDC or Lyneer Management upon a material breach of the representations or of any covenants or agreements of certain other parties, (iii) by any of the Company, Atlantic, IDC or Lyneer Management if the Mergers have not been consummated by August 31, 2023, (iv) by any of the Company, Atlantic, IDC or Lyneer Management if any governmental authority shall have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement, (v) by any of the Company, Atlantic, IDC or Lyneer Management if the special meeting of the Company’s stockholders has been held and the approval of the issuance of the common stock of the Company in the Mergers and the change of control of the Company that will be effected as a result of such issuance and certain other proposals contemplated by the related proxy statement was not approved, or (vi) by Atlantic, IDC or Lyneer Management if the Company is in breach of the rules and regulations of the Nasdaq Stock Market LLC (“Nasdaq”) or has received a notice from Nasdaq relating to the delisting or maintenance of listing of the Company’s common stock on Nasdaq and the Company fails to cure and maintain its listing on Nasdaq prior to the closing of the Mergers.

Stockholders Meeting

Pursuant to the Merger Agreement, the Company has filed with the Securities and Exchange Commission (the “SEC”), a preliminary proxy statement on Schedule 14A (as amended or supplemented from time to time, the “Proxy Statement”) for the purpose of soliciting proxies from the Company’s stockholders for the matters to be acted upon at a special meeting of such stockholders to be held in August, 2023 to vote on resolutions (i) approving the issuance of the Company’s common stock in the Mergers and the change of control of the Company, (ii) authorizing a change in the size of the Company’s board of directors (the “Board”) with a minimum of one director and a maximum of seven directors, (iii) authorizing an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock on a one new common share for up to 40 shares of old common stock basis, at the discretion of the Board in connection with the consummation of the Mergers, (iv) authorizing an amendment to the Company’s certificate of incorporation to change the name of the Company following consummation of the Mergers to “Atlantic International Corp.”, (v) authorizing an amendment to the Company’s certificate of incorporation to increase the authorized shares of common stock from 80,000,000 shares to 300,000,000 shares, (vi) approving the Atlantic International Corp. 2023 Equity Incentive Plan authorizing the issuance of up to approximately 15% of the issued and outstanding shares of the Company’s common stock following the Capital Raise, which will become effective upon consummation of the Mergers, (vii) approving the Asset Purchase Agreement (as discussed below) by the disinterested stockholders; and such other related matters and business as may properly come before the special meeting of the Company’s stockholders or any adjournments or postponements thereof, and (viii) adjourning the special meeting of the Company’s stockholders, if necessary or desirable in the reasonable determination of the Company.

In connection with the execution and delivery of the Merger Agreement, Daniel Jones, the Chairman of the Board and Chief Executive Officer of the Company, another member of the Board, William C. St. Laurent, one of the founders of the Company, and certain members of Mr. St. Laurent’s family (the “Major Stockholders”) entered into a voting agreement pursuant to which the Major Stockholders agreed to vote their shares of the Company’s common stock in favor of each of the proposals described in the Proxy Statement other than the proposal approving the Asset Purchase Agreement (as defined below), a proposal with respect to which Mr. Jones is an interested party and, as a result, on which he will abstain from voting. The Major Stockholders own shares of the Company’s common stock that together represent sufficient voting power to approve each of the proposals to be considered at the special meeting contemplated by the Proxy Statement (other than the Asset Sale Proposal, as to which Mr. Jones will abstain from voting). As a result, the approval of each of such proposals, other than the Asset Sale Proposal, by the Company’s stockholders is assured.

Asset Purchase Agreement

In connection with the execution and delivery of the Merger Agreement, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) with SeqLL Omics, Inc., a Delaware corporation (“SeqLL Omics”). SeqLL Omics was recently formed by Daniel Jones, the Chairman of the Board and Chief Executive Officer of the Company, and certain other Company employees, for the purpose of carrying on the Company’s pre-Merger business after the Mergers. Subject to the terms and conditions of the Asset Purchase Agreement, SeqLL Omics has agreed to purchase from the Company, and the Company has agreed to sell to SeqLL Omics, for a purchase price of $1,000, all of the Company’s rights, title and interests in the assets and properties of the Company as it exists immediately prior to consummation of the Mergers, excluding cash and cash equivalents, including without limitation:

●	all inventory;

●	all leasehold interests in real estate;

●	all contracts with customers, vendors and suppliers and all technology license agreements;

●	all intellectual property and general intangibles;

●	all equipment and other tangible assets used in, or related to, its business operations; and

●	all accounts receivable.

In addition to keeping its cash and cash equivalents in order to make a cash dividend to the Company’s stockholders, the Company will not sell or transfer, and SeqLL Omics will not acquire, certain contracts unrelated to the Company’s pre-Merger business operations, the Company’s corporate records or its rights under the Merger Agreement.

Pursuant to the Asset Purchase Agreement, SeqLL Omics will assume from the Company all obligations or liabilities of the Company related to its pre-Merger business operations, including those under the contracts and leases that it will purchase, other than the following:

●	obligations to pay any rent pursuant to the Company’s real estate lease prior to the first anniversary of the closing under the Asset Purchase Agreement;

●	all obligations of the Company under the Merger Agreement;

●	obligations of the Company that are not related to the Company’s current business operations and arise following the closing;

●	amounts payable under the promissory note of the Company in the principal amount of $1,375,000 payable to St. Laurent Investments LLC, an entity affiliated with William C. St. Laurent, one of the founders and (directly and through affiliates) a principal stockholder of the Company; and

●	any obligations under the excluded contracts.

The Company will be responsible for the payment of transfer taxes, if any, related to the transfer of the transferred assets.

Common Stock Issuance

On February 15, 2023, the Company issued 2,000,000 shares of common stock to investors at a price of $0.90 per share. The gross proceeds of the issuance was $1,800,000. The Company incurred offering costs of $300,750.

Notice from the Nasdaq Stock Market

On June 21, 2022, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq informing the Company that its common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of notice from Nasdaq.

On December 20, 2022, the Company received notice from Nasdaq indicating that, while the Company had not regained compliance with the Bid Price Requirement, Nasdaq had determined that the Company was eligible for an additional 180-day period, or until June 19, 2023, to regain compliance. According to the notification from Nasdaq, the Staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of its publicly-held securities and all other Nasdaq initial listing standards, with the exception of the minimum bid price requirement, and (ii) the Company’s written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

On June 20, 2023, the Company received a determination letter from the Staff stating that the Company had not regained compliance with the Bid Price Requirement and that, accordingly, the Company’s securities will be delisted from the Nasdaq Capital Market. In that regard, the Company was notified that unless it requested an appeal of this determination, trading of its securities would be suspended at the opening of business on June 29, 2023, and a Form 25-NSE would be filed with the SEC that would remove SeqLL’s securities from listing and registration on The Nasdaq Stock Market. On June 26, 2023, the Company appealed the Staff’s delisting determination, and on July 17, 2023, the Company received notice from Nasdaq that the Company was granted an additional extension to September 15, 2023 to regain compliance with the minimum bid price requirement..

In connection with the proposed Mergers, on June 14, 2023, the Company also re-applied for listing of its shares and warrants on the Nasdaq Capital Market. While it is a condition to the Mergers for the Company to have its shares and warrants listed on Nasdaq upon consummation the Merger, the Company must meet Nasdaq’s initial listing requirements to do so. There can be no assurance that the Company will regain compliance with the Nasdaq minimum bid price requirement in a timely manner or that the Company’s re-listing application will be approved. Even if the Company’s securities are listed on Nasdaq following the Mergers, it may be unable to maintain the listing of its securities in the future.

Risks and Uncertainties

The Company is subject to a number of risks similar to other companies in its industries, including rapid technological change, competition from larger pharmaceutical and biotechnology companies and dependence on key personnel.

Results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, and geopolitical instability, such as the military conflict in Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SeqLL, LLC and SeqLL Merger Sub. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2023 and its results of operations for the three- and six-months ended June 30, 2023 and 2022, and changes in shareholders’ equity and cash flows for the periods presented. The results disclosed in the condensed consolidated statements of operations and comprehensive loss for the three-and six-months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 filed with the Securities and Exchange Commission.

Note 2 – Significant Accounting Policies

During the six-month period ended June 30, 2023, there were no changes to the significant accounting policies in relation to what was described in the Annual Report on Form 10-K for the year ended December 31, 2022, other than the items noted in the Recently Adopted Accounting Standards section below.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include but are not limited to share-based compensation expense and discount rates used to establish operating and finance lease liabilities. Actual results could differ from those estimates and changes in estimates may occur.

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

In March 2023, the Company performed a detailed evaluation of its inventory and given the lack of sales activity in prior periods, the Company has written off its remaining inventory.

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

The Company has periodically granted stock options and restricted stock units to non-employees for services pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would be cancelled. For awards granted to non-employees, compensation expense is recognized over the service period of the awards.

The assumptions used in determining the fair value of share-based awards granted during the six-months ended June 30, 2023 are as follows:

June 30,
2023
Risk-free interest rate	3.59% - 4.13%
Expected option life	6 – 6.1 years
Expected dividend yield	0%
Expected stock price volatility	57%

Segments

The Company operates in a single business segment that includes the design, development and manufacturing of genetic analysis technologies.

Leases

In the first quarter of 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842). The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company classifies its leases as either finance or operating leases, with classification affecting the pattern of expense recognition in the Company’s condensed consolidated financial statements. The Company accounts for the leases of less than 12 months as short-term leases.

The Company recognizes right-of-use assets and lease liabilities that represent the net present value of future lease payments utilizing the discount rate implicit in the lease. If the implicit rate is not available, the Company uses incremental borrowing rate. The Company amortized the right-of-use assets over the remaining terms of the lease

The Company’s operating lease is included in Operating lease right-of-use asset, and Current portion of operating lease liability and Operating lease liability, less current portion in the condensed consolidated balance sheets. The Company’s finance lease is included in Property and equipment, net, Current portion of finance lease liability and Finance lease liability, less current portion in the condensed consolidated balance sheets.

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

The following potential shares of common stock were not considered in the computation of diluted net loss per share as their effect would have been antidilutive:

	June 30,
	2023	2022
Restricted stock units	553,000	-
Stock options	2,545,925	2,003,919
Warrants for common stock	4,388,185	4,388,185

Recently Adopted Accounting Standards

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

Note 3 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022

Accrued interest	$340,815	$306,821
Accrued bonuses	-	135,000
Other	13,756	53,641
	$354,571	$495,462

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

Level 1:	Observable inputs such as quoted prices in active markets.

Level 2:	Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes fair value measurements by level on June 30, 2023 of the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$4,592,748	$4,592,748	-	-

The following table summarizes fair value measurements by level on December 31, 2022 of the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
U.S. government and agency obligations	$4,036,014	$4,036,014	-	-

There were no assets or liabilities measured at fair value on a non-recurring basis during the three- and six- month periods ended June 30, 2023 or 2022.

The carrying values of financial instruments such as accounts receivable, net, other receivables, prepaid expenses, accounts payable, and accrued expenses approximated fair value as of June 30, 2023 and December 31, 2022 due to their short-term maturities. The carrying value of the Company’s Non-Convertible Promissory Note approximated its fair value as of June 30, 2023 and December 31, 2022.

Note 5 – Share-based Compensation

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) permits the grant of options and restricted stock units for its common stock and shares of common stock to its employees, board members and consultants for up to 3,500,000 shares.

As of June 30, 2023, there were 401,075 shares available for future issuance under the 2014 Plan. Generally, option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant and vest over a period of three to four years. No option may have a term in excess of ten years from the option grant date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined by the 2014 Plan). The weighted average grant date fair value of options granted in the six-month period ended June 30, 2023 was $0.29 per share.

The stock option activity for the period ended June 30, 2023 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2022	2,003,919	$1.88	7.09
Granted	542,006	$0.50	10.00
Outstanding as of June 30, 2023	2,545,925	$1.59	7.23
Exercisable at June 30, 2023	1,296,211	$1.98	5.53

The restricted stock unit activity for the period ended June 30, 2023 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2022	-	$-	-
Granted	553,000	$0.64	10.00
Outstanding of June 30, 2023	553,000	$0.64	9.67
Exercisable at June 30, 2023	-	$-	-

During the three-month periods ended June 30, 2023 and 2022, the Company recorded $106,433 and $66,995, respectively, of share-based compensation associated with stock options and restricted stock units, of which $54,416 and $46,393 were included in general and administrative expenses for the three-month periods ended June 30, 2023 and 2022, respectively, and $52,017 and $20,602 were included in research and development expenses for the three-month periods ended June 30, 2023 and 2022, respectively.

During the six-month periods ended June 30, 2023 and 2022, the Company recorded $189,027 and $122,909, respectively, of share-based compensation associated with stock options and restricted stock units, of which $105,936 and $85,139 were included in general and administrative expenses for the six-month periods ended June 30, 2023 and 2022, respectively, and $83,091 and $37,770 were included in research and development expenses for the six-month periods ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, there was approximately $716,501 and $314,596 of unrecognized compensation expense related to unvested stock options and restricted stock units, respectively, which will be recognized over a weighted average period of approximately 1.38 years. The recognition of the unrecognized compensation expense related to unvested stock options and restricted stock units is 1.38 years and 1.46 years, respectively..

Note 6 – Related Party Transactions

At June 30, 2023 and December 31, 2022, the Company had the following outstanding payables to its shareholders for past services, which are included within the Company’s accounts payable above:

	June 30,	December 31,
	2023	2022

Genomic Diagnostic Technologies	$-	$925
St. Laurent Institute	-	232,418
St. Laurent Realty, Inc.	7,558	7,558
	$7,558	$240,901

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

Note 7 – Notes Payable

From April 29, 2019 to April 29, 2020, the Company entered into a series of non-convertible promissory notes (the “Promissory Notes”) with St. Laurent Investments LLC amounting to $1,375,000. The Promissory Notes had a one-year term, most recently extended through July 31, 2024. The Promissory Notes bear interest accruing at the rate of 10% per annum, reduced down to 5% per annum through an amendment on October 1, 2021.

For the three months ended June 30, 2023 and 2022, interest expense on the Promissory Notes was $17,188 and $39,566, respectively.

For the six months ended June 30, 2023 and 2022, interest expense on the Promissory Notes was $33,994 and $56,372, respectively.

Note 8 – Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase the Company’s common stock as of June 30, 2023. All warrants are accounted for as equity based on the U.S. GAAP guidance applicable to the instruments indexed to an entity’s own stock.

	Number of
	Shares
	Issuable
	Upon
	Exercise of
	Outstanding	Exercise
Issuance Date	Warrants	Price	Expiration Date
8/30/2018	3,088	$3.10	8/29/2023
9/30/2018	60,506	$3.10	9/29/2023
9/30/2018	486,486	$2.16	9/29/2023
10/17/2018	1,157	$3.10	10/16/2023
11/2/2018	964	$3.10	11/1/2023
11/9/2018	964	$3.10	11/8/2023
11/16/2018	964	$3.10	11/15/2023
11/29/2018	964	$3.10	11/28/2023
12/21/2018	964	$3.10	12/20/2023
12/27/2018	964	$3.10	12/26/2023
1/31/2019	1,930	$3.10	1/30/2024
2/7/2019	1,640	$3.10	2/6/2024
2/21/2019	1,640	$3.10	2/20/2024
3/20/2019	3,378	$3.10	3/18/2024
4/8/2019	1,930	$3.10	4/6/2024
11/19/2020	53,333	$4.10	6/30/2024
11/19/2020	8,533	$4.10	6/30/2024
1/8/2021	13,333	$4.10	6/30/2024
1/11/2021	26,666	$4.10	6/30/2024
2/13/2021	13,333	$4.10	6/30/2024
3/16/2021	10,665	$4.10	6/30/2024
3/16/2021	13,333	$4.10	6/30/2024
8/31/2021	3,519,000	$4.25	8/31/2026
8/31/2021	153,000	$4.675	8/26/2026
9/29/2021	9,450	$4.675	8/26/2026
	4,388,185

Note 9 – Commitments and Contingencies

Operating Leases

The Company’s office space lease in Woburn, Massachusetts (the “Woburn Lease”) for the Company’s corporate headquarters was on a month-to-month basis since November 2020 and was terminated in February 2022. The rent expense for this lease was $0 for the three months ended June 30, 2023 and 2022, and $0 and $14,239 for the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, the remaining lease term was 6.25 years.

The Company recorded expense related to the Billerica Lease in the amount of $54,641 and $109,280 for the three-and six-month periods ended June 30, 2023, respectively, and $62,289 and $103,816 for the three-and six-month periods ended June 30, 2022, respectively.

The Company made cash payments of $42,950 and $85,900 during the three- and six-month periods ended June 30, 2023, respectively, and cash payments of $23,550 and $37,568 during the three- and six-month periods ended June 30, 2022, respectively, for amounts included in the measurement of lease liabilities.

As of June 30, 2023, the Company has presented $165,242 in current portion of operating lease liability and $1,347,648 in operating lease liability, less current portion.

Finance Lease

On May 1, 2023, the Company entered into a lease agreement for laboratory equipment (the “Equipment Lease”). The Equipment Lease has a term of 36 months from its effective date, and an end of lease purchase option of $1. The Equipment Lease was classified as a finance lease. At the inception date of the Equipment Lease, the Company recorded a right-of-use asset of $187,497 in property and equipment, net, as well as a lease liability of $52,881 in current liabilities and $97,110 in long-term liabilities. The finance lease right of use asset is more than that of the Company’s lease liabilities at the inception of the lease due to a prepayment on the lease made by the Company of $37,506. The lease liability represented the net present value of future lease payments over the lease term utilizing a discount rate of 17.44%, which corresponded to the rate implicit to the lease.

As of June 30, 2023, the remaining lease term was 2.75 years.

The Company recorded expense related to the Equipment Lease in the amount of $12,434 for the three-and six-month periods ended June 30, 2023.

The Company made cash payments of $18,094 during the three- and six-month periods ended June 30, 2023.

Interest expense related to the Equipment Lease totaled $5,660 for the three- and six-month periods ended June 30, 2023. The equipment is included in Property and equipment, net and is depreciated on a straight-line basis over a five-year period. The Company amortizes the equipment over its useful life as the Company is reasonably certain to exercise the $1 purchase option for the equipment at the end of the lease term. Depreciation expense related to finance lease assets totaled $9,375 for the three- and six-month periods ended June 30, 2023, and $0 for the three-and six-month periods ended June 30, 2022.

As of June 30, 2023, the Company has presented $55,050 in current portion of finance lease liability and $82,508 in finance lease liability, less current portion.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the condensed consolidated balance sheet as of June 30, 2023:

	Operating Lease	Finance Lease

2023 (remaining)	$111,404	$36,187
2024	275,875	72,375
2025	284,151	54,281
2026	292,676	-
2027	301,456	-
Thereafter	548,577	-
Total undiscounted lease liabilities	$1,814,139	$162,843
Less effects of discounting	301,249	25,285
Total lease liabilities	$1,512,890	$137,558

Note 10 – Subsequent Events

The Company did not identify any subsequent events that require adjustment or disclosure in the unaudited condensed consolidated financial statements other than discussed below.

As described in Note 1, on July 17, 2023, the Company received notice from Nasdaq that the Company was granted an additional extension to September 15, 2023 to regain compliance with the minimum bid price requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, and related notes included elsewhere in this filing. This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this filing. You should carefully read the “Risk Factors” section of this filing to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this filing.

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

Proposed Merger Agreement

Terms used and not defined in the following discussion have the respective meanings set forth in Note 1 to our unaudited condensed consolidated financial statements included in Part I to this report.

On May 29, 2023, we entered into the Merger Agreement with Atlantic, Atlantic Merger Sub, SeqLL Merger Sub, Lyneer, and the Sellers subject to the approval of our stockholders at a special meeting. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Atlantic Merger Sub will initially be merged into Lyneer, and SeqLL Merger Sub will then be merged into Lyneer, with Lyneer continuing as the surviving entity and as our wholly-owned subsidiary. In connection with the consummation of the Merger, we will be renamed “Atlantic International Corp.”

Lyneer, through its subsidiaries, specializes in the placement of temporary and temporary-to-permanent labor across various industries within the United States. Lyneer primarily places individuals in accounting and finance, administrative and clerical, information technology, legal, light industrial, and medical roles. It is also a leading provider of productivity consulting and workforce management solutions. Lyneer is headquartered in Lawrenceville, New Jersey and has more than 100 locations in the U.S.

We will hold a special meeting of stockholders at which our stockholders will be asked to approve, among other proposals, amendments to our amended and restated certificate of incorporation to (i) authorize an increase in the size of our board of directors to seven individuals, (ii) increase our authorized shares of common stock from 80,000,000 shares to 300,000,000 shares, (iii) authorize the reverse stock split of our outstanding common stock on an up to one-for-40 basis, at the discretion of our board of directors, and (iv) change our corporate name upon the consummation of the Merger from “SeqLL, Inc.” to “Atlantic International Corp.”

In connection with the closing of the Merger:

●	our cash assets will be distributed to our stockholders of record as of the close of business a record date prior to the consummation of the Merger in the form of a cash dividend to be distributed promptly following the Merger;

●	our remaining assets will be sold to, and the majority of our liabilities will be assumed by, a newly-formed affiliated entity (SeqLL Omics Inc.). Following such divesture, we will have no or nominal assets and no or nominal operations.

●	Atlantic Merger Sub will initially be merged into Lyneer, and SeqLL Merger Sub will then be merged into Lyneer, with Lyneer continuing as the surviving entity and as our wholly-owned subsidiary. Lyneer will be the continuing operating company.

●	IDC will receive cash consideration of $60,000,000 and shares of SeqLL common stock valued at $60,000,000 equal to the Offering Price in a proposed public offering or private placement of approximately $75 million of SeqLL common stock to be consummated on or about the closing date of the Merger. A portion of the cash consideration received by IDC will be used to settle certain Lyneer debt obligations.

●	The value of the shares of SeqLL’s common stock retained by our pre-Merger stockholders, including shares that may be issued to such stockholders in a stock dividend, and the value of the shares of our common stock that will be issued to IDC in the Merger and to investors in connection with the Capital Raise is expected to total approximately $147,000,000, based upon the Offering Price in the Capital Raise.

●	we will issue our common stock to IDC and Lyneer Management in connection with the Merger equal to the quotient of $60,000,000 divided by the price per share at which our common stock is sold in the Capital Raise (the “Offering Price”), of which 90% percent of such shares will be issued to IDC and 10% percent of such shares will be issued to Lyneer Management. Atlantic will receive a number of shares of our common stock in connection with the Merger to be determined based upon the following formula:

(A/B) – [(C/B) + D]

Where:

A= $225,000,000

B= the Offering Price

C= $72,000,000

D= number of shares of our common stock sold in the Capital Raise

(exclusive of shares issued in respect of any over-allotment option).

Results of operations

We incurred net losses of $1,400,114 and $994,915 for the three months ended June 30, 2023 and 2022, respectively, and net losses of $3,118,480 and $1,932,869 for the six months ended June 30, 2023 and 2022, respectively. We had negative cash flow from operating activities of $2,935,099 and $2,013,997 for the six months ended June 30, 2023 and 2022, respectively, and had an accumulated deficit of $21,627,164 as of June 30, 2023.

Results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business.

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

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
Revenue
Sales	$-	$1,177
Grant revenue	-	30,000
Total revenue	-	31,177

Cost of sales	-	690

Gross profit	-	30,487

Operating expenses
Research and development	581,718	365,845
General and administrative	862,686	625,739
Total operating expenses	1,444,404	991,584

Operating loss	(1,444,404)	(961,097)

Other (income) and expenses
Investment income	(67,138)	(5,748)
Unrealized gain on marketable equity securities	-	-
Realized loss on marketable equity securities	-	-
Interest expense	22,848	39,566

Net loss	(1,400,114)	(994,915)
Other comprehensive income
Reclassification adjustment for net gains included in net loss	(17,939)	-

Total comprehensive loss	$(1,418,053)	$(994,915)

Net loss per share - basic and diluted	$(0.10)	$(0.08)

Weighted average common shares - basic and diluted	13,886,379	11,886,379

Revenues

Our revenues during the three-month period ended June 30, 2023, were $0 as compared to revenues of $31,177 during the three-month period ended June 30, 2022, representing a decrease of $31,177, or 100%. During the three-month period ended June 30, 2023, we had no revenues from product sales, grants or research services as compared to revenue in the same period of 2022 of $30,000 from grants and $1,177 of revenue related to product sales. The decrease in revenue was due to the fact that we do not currently have any active grants under which we are providing services.

Gross Profit

Gross profit for the three-month period ended June 30, 2023 was $0, as compared to gross profit of $30,487 for the three-month periods ended June 30, 2022, which represented a 100% decrease due to the fact that we did not have any revenue-generating transactions in the three-month period ended June 30, 2023.

Research and Development Expenses

Research and development expenses increased by $215,873, or 59%, from $365,845 for the three-month period ended June 30, 2022 compared to $581,718 for the three-month period ended June 30, 2023. The increase in expenses was a result of our progressive return to research and development activities to pre-COVID-19 levels. We expect to incur significant research and development expenses throughout 2023 and beyond as we pursue our research and development efforts.

General and Administrative Expenses

General and administrative expenses increased by $236,947, or 38%, from $625,739 for the three-month period ended June 30, 2022 compared to $862,686 for the three-month period ended June 30, 2023. The increase was attributable to approximately $20,000 in legal fees incurred in relation to the Merger and $50,000 of additional operating expenses related to the reporting activities as a public company, including the addition of accounting, legal, insurance and audit related expenses. General and administrative expenditures will continue to increase to support ongoing financial reporting and compliance activities.

Other Income/Loss

We recognized $67,138 investment income related to $57,979 earnings from marketable debt securities and $9,159 income from funds in money market accounts during the three-month period ended June 30, 2023 as compared to $0 of investment of income related to marketable debt securities and $5,748 of income earned from money market accounts during the three-month period ended June 30, 2022. This increase in investment income was attributable to the maturity of marketable debt securities during the three-months ended June 30, 2023.

Net Loss

Overall, the net loss increased by $405,199, or 41%, to $1,400,114 as compared to $994,915 for the three-month period ended June 30, 2022, primarily due to increased operating expenses during the three-month period ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Revenue
Sales	$-	$1,177
Grant revenue	-	77,482
Total revenue	-	78,659

Cost of sales	-	690

Gross profit	-	77,969

Operating expenses
Research and development	1,358,438	700,515
General and administrative	1,843,793	1,210,611
Total operating expenses	3,202,231	1,911,126

Operating loss	(3,202,231)	(1,833,157)

Other (income) and expenses
Investment income	(123,405)	(8,476)
Unrealized gain on marketable equity securities	-	(54,508)
Realized loss on marketable equity securities	-	106,324
Interest expense	39,654	56,372

Net loss	(3,118,480)	(1,932,869)
Other comprehensive income
Reclassification adjustment for net gains included in net loss	(22,451)	-

Total comprehensive loss	$(3,140,931)	$(1,932,869)

Net loss per share - basic and diluted	$(0.23)	$(0.16)

Weighted average common shares - basic and diluted	13,389,141	11,886,379

Revenues

Our revenues during the six-month period ended June 30, 2023, were $0 as compared to revenues of $78,659 during the six-month period ended June 30, 2022, representing a decrease of $78,659, or 100%. During the six-month period ended June 30, 2023, we had no revenues from product sales, grants or research services as compared to revenue in the same period of 2022 of $77,482 from grants and $1,177 of revenue related to product sales. The decrease in revenue was due to the fact that we do not currently have any active grants under which we are providing services.

Gross Profit

Gross profit for the six-month period ended June 30, 2023 was $0, as compared to gross profit of $77,969 for the six-month periods ended June 30, 2022, which represented a 100% decrease due to the fact that we did not have any revenue-generating transactions in the six-month period ended June 30, 2023.

Research and Development Expenses

Research and development expenses increased by $657,923, or 94%, from $700,515 for the six-month period ended June 30, 2022 compared to $1,358,438 for the six-month period ended June 30, 2023. The increase in expenses was a result of our progressive return to research and development activities to pre-COVID-19 levels. We expect to incur significant research and development expenses throughout 2023 and beyond as we pursue our research and development efforts.

General and Administrative Expenses

General and administrative expenses increased by $633,182, or 52%, from $1,210,611 for the six-month period ended June 30, 2022 compared to $1,843,793 for the six-month period ended June 30, 2023. The increase was primarily attributable to approximately $450,000 in legal and professional fees related to the Merger, increased operating expenses of approximately $120,000 related to the reporting activities as a public company, including the addition of accounting, legal, insurance and audit related expenses, and approximately $78,000 related to the write-off of uncollectible receivables. General and administrative expenditures will continue to increase to support ongoing financial reporting and compliance activities.

Other Income/Loss

We recognized $123,405 related to investment income from marketable debt securities of $106,051 and $17,354 for funds in money market accounts during the six-month period ended June 30, 2023 as compared to $0 of investment of income related to marketable debt securities and $8,476 of income earned from money market accounts during the six-month period ended June 30, 2022. This increase in investment income was attributable to the maturity of marketable debt securities during the six-months ended June 30, 2023. We recognized $51,816 in net realized and unrealized losses on the marketable equity securities during the six-month period ended June 30, 2022.

Net Loss

Overall, the net loss increased by $1,185,611, or 61%, to $3,118,480 as compared to $1,932,869 for the six-month period ended June 30, 2022, primarily due to increased operating expenses during the six-month period ended June 30, 2023.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Even though we experienced negative cash flows from operations of $2,935,099 for the six-month period ended June 30, 2023, as a result of our recent common stock offerings in August 2021 and February of 2023 and the maturity of our marketable debt securities, we had cash and cash equivalents of $4,789,870 at June 30, 2023. Therefore, we estimate that our available cash resources will be sufficient to fund our operations for at least one year from the date this report is filed with the SEC.

As of June 30, 2023, we had approximately $4.8 million in cash and cash equivalents. Since inception, we have funded our operations primarily through equity and debt financings, as well as from modest sales of products and research services. As of June 30, 2023, we had an accumulated deficit of $21,627,164.

On February 15, 2023, we issued 2,000,000 shares of common stock to investors at a price of $0.90 per share. The gross proceeds of the issuance were $1.8 million. We incurred offering expenses of approximately $0.3 million, which were paid with proceeds from the common stock issuance.

We believe the net proceeds from our February 2023 common stock issuance will enable us to fund our operations for at least one year from the date this report is filed with the SEC. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking estimate that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

If the Merger is not consummated, we plan to continue seeking additional financing sources from time to time to meet our working capital requirements, make continued investment in research and development and make capital expenditures needed for us to maintain and expand our business. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. In addition, if we raise additional funds through further issuances of equity or debt securities, our existing stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Six Months Ended
	June 30,
	2023	2022
Cash proceeds (used in) provided by:
Operating activities	$(2,935,099)	$(2,013,997)
Investing activities	4,057,627	5,852,775
Financing activities	1,486,817	-
Net increase in cash and cash equivalents	$2,609,345	$3,838,778

Net cash used in operating activities

Net cash used in operating activities was approximately $2.9 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively. The increase in operating spending was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic. In addition, we experienced an increase in our general and administrative spending since we became a public company in August 2021 and we also incurred legal and consulting fees in connection with the Merger.

Net cash used in investing activities

Net cash provided by investing activities was approximately $4.1 million and $5.8 million for the six months ended June 30, 2023 and 2022, respectively. The decrease was primarily attributable to the decrease in sales and maturities of marketable securities during the six months ended June 30, 2023 as compared to the six month period ended June 30, 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $1.5 million, and $0, for the six-month periods ended June 30, 2023 and 2022, respectively. We issued 2,000,000 shares of common stock to investors at a price of $0.90 per share during the six-month period ended June 30, 2023. The gross proceeds of the issuance was $1.8 million. We incurred offering costs of approximately $0.3 million, which were paid with proceeds from the common stock issuance. No such transaction occurred during the six-month period ended June 30, 2022.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. We adopted this standard on January 1, 2023, which had no material impact on our condensed consolidated financial statements.

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

Other than those noted within Note 2 to our unaudited condensed consolidated financial statements, there have been no significant changes to our critical accounting policies and estimates during the three- and six-month periods ended June 30, 2023 as compared to the information contained in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. Reference should be made to the consolidated financial statements and related notes included in the 2022 Form 10-K for a full description of other significant accounting policies.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2023. As of June 30, 2023, based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023 ( our “Annual Report”), except for the risk factors relating to the Merger, the Merger Agreement and the Asset Sale Agreement set forth in the Proxy Statement and except as follows:

We have failed to maintain a minimum bid price for our Nasdaq listing and we may be unable to satisfy Nasdaq listing requirements in the future, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

On June 21, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq informing us that our common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) based on the closing bid price of our common stock for the 30 consecutive business days prior to the date of notice from Nasdaq.

On December 20, 2022, we received notice from Nasdaq indicating that, while we had not regained compliance with the Bid Price Requirement, Nasdaq had determined that we were eligible for an additional 180-day period, or until June 19, 2023, to regain compliance. According to the notification from Nasdaq, the Staff’s determination was based on (i) our meeting the continued listing requirement for market value of our publicly held securities and all other Nasdaq initial listing standards, with the exception of the minimum bid price requirement, and (ii) our written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

On June 20, 2023, we received a determination letter from the Staff stating that we had not regained compliance with the Bid Price Requirement and that, accordingly, our securities will be delisted from the Nasdaq Capital Market. In that regard, unless we request an appeal of this determination, trading of our securities will be suspended at the opening of business on June 29, 2023, and a Form 25-NSE will be filed with the SEC that would remove our securities from listing and registration on The Nasdaq Stock Market. On June 26, 2023, we appealed the Staff’s determination, and on July 17, 2023, we received notice from Nasdaq that we were granted an additional extension to September 15, 2023 to regain compliance with the minimum bid price requirement.

In connection with the proposed Merger, on June 14, 2023, we also re-applied for listing of our shares and warrants on the Nasdaq Capital Market. While it is a condition to the Merger for us to have our shares and warrants listed on Nasdaq upon consummation of the Merger, we must meet Nasdaq’s initial listing requirements to do so. There can be no assurance that we will regain compliance with the Nasdaq minimum bid price requirement in a timely manner or that our re-listing application will be approved. Even if our securities are listed on Nasdaq following the Merger, we may be unable to maintain the listing of our securities in the future.

If we fail to maintain the listing requirements of Nasdaq and our securities are delisted, or if our re-listing application is not approved, there could be significant material adverse consequences to us, including:

●	the possibility that Atlantic or Lyneer will terminate the Merger Agreement due to our failure to meet a material condition to the consummation of the Merger, which condition may, but is unlikely to, be waived by Atlantic or Lyneer;

●	a limited availability of market quotations for our securities;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities.

Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as included in our Annual Report. The risks and uncertainties described in our Annual Report, the Proxy Statement and this report are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

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

SEQLL INC.

Date: August 4, 2023	/s/ Daniel Jones
Daniel Jones
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2023	/s/ Frances Scally
Frances Scally
Chief Financial Officer
(Principal Financial and Accounting Officer)