Form 10-Q
period 2023-09-30
SeqLL, Inc.
filed 2023-11-20
CIK 1605888

UNITED  STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 17, 2023, there were 380,648 shares of registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to consummate the transactions contemplated by the Merger Agreement or the Asset Purchase Agreement, each as defined in Note 1 to the condensed consolidated financial statements included in this report;

●	our ability to relist our securities on the Nasdaq stock market;

●	the success, cost and timing of our product development activities, including statements regarding the timing of initiation and completion of our research and development programs;

●	developments regarding next generation sequencing technologies;

●	our expectations regarding the market size and growth potential for our business;

●	our ability to generate sustained revenue or achieve profitability;

●	the potential for our identified research priorities to advance our technology;

●	the pricing and expected gross margin for our products; and

●	the other factors discussed in the “Risk Factors” section and elsewhere in this report.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

ii

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SeqLL Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
Assets	(Unaudited)

Current assets
Cash and cash equivalents	$3,727,154	$2,180,525
Marketable securities	-	4,036,014
Accounts receivable, net of allowance for doubtful accounts of $24,507 and $6,016 as of September 30, 2023 and December 31, 2022, respectively	2,723	21,214
Other receivables	-	60,000
Inventory	-	165,852
Prepaid expenses	-	171,859
Total current assets	3,729,877	6,635,464
Other assets
Property and equipment, net	666,689	530,108
Operating lease right-of-use asset	1,031,836	1,129,715
Other assets	79,331	118,954
Total assets	$5,507,733	$8,414,241

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$405,720	$622,436
Accrued expenses	358,003	495,462
Current portion of finance lease liability	57,309	-
Current portion of operating lease liability	193,412	110,114
Total current liabilities	1,014,444	1,228,012

Non-current liabilities
Finance lease liability, less current portion	67,305	-
Operating lease liability, less current portion	1,298,237	1,444,343
Non-convertible promissory notes - long-term	1,375,000	1,375,000
Total non-current liabilities	2,740,542	2,819,343

Total liabilities	3,754,986	4,047,355

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 300,000,000 shares authorized; 380,648 and 330,648 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	24,647,575	22,853,116
Accumulated deficit	(22,894,832)	(18,508,684)
Accumulated other comprehensive income	-	22,451
Total stockholders’ equity	1,752,747	4,366,886
Total liabilities and stockholders’ equity	$5,507,733	$8,414,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reflects a 1-for-40 reverse stock split effective August 30, 2023

SeqLL Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
Sales	$-	$-	$-	$1,177
Grant revenue	-	-	-	77,482
Total revenue	-	-	-	78,659

Cost of sales	-	-	-	690

Gross profit	-	-	-	77,969

Operating expenses
Research and development	411,332	428,771	1,769,770	1,129,286
General and administrative	877,612	489,729	2,721,405	1,700,340
Total operating expenses	1,288,944	918,500	4,491,175	2,829,626

Operating loss	(1,288,944)	(918,500)	(4,491,175)	(2,751,657)

Other (income) and expenses
Investment income	(43,613)	(9,981)	(167,018)	(18,457)
Unrealized loss (gain) on marketable securities	-	242	-	(54,266)
Realized loss on marketable securities	-	-	-	106,324
Interest expense	22,337	17,188	61,991	73,560

Net loss	(1,267,668)	(925,949)	(4,386,148)	(2,858,818)
Other comprehensive income
Reclassification adjustment for net gains included in net loss	-	-	(22,451)	-
Net change	-	-	(22,451)	-

Total comprehensive loss	$(1,267,668)	$(925,949)	$(4,408,599)	$(2,858,818)

Net loss per share - basic and diluted	$(3.33)	$(2.80)	$(11.78)	$(8.65)

Weighted average common shares - basic and diluted	380,648	330,648	372,406	330,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reflects a 1-for-40 reverse stock split effective August 30, 2023

SeqLL Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	-	$-	330,648	$3	$22,853,116	$22,451	$(18,508,684)	4,366,886
Stock-based compensation expense	-	-	-	-	82,594	-	-	82,594
Issuance of common stock, net of issuance costs of $300,750	-	-	50,000	1	1,499,249	-	-	1,499,250
Other comprehensive income	-	-	-	-	-	(4,512)		(4,512)
Net loss	-	-	-	-	-	-	(1,718,366)	(1,718,366)
Balance as of March 31, 2023	-	$-	380,648	$4	$24,434,959	$17,939	$(20,227,050)	$4,225,852
Stock-based compensation expense	-	-	-	-	106,433	-	-	106,433
Other comprehensive income	-	-	-	-	-	(17,939)	-	(17,939)
Net loss	-	-	-	-	-	-	(1,400,114)	(1,400,114)
Balance as of June 30, 2023	-	$-	380,648	$4	$24,541,392	$-	$(21,627,164)	$2,914,232
Stock-based compensation expense	-	-	-	-	106,183	-	-	106,183
Net loss	-	-	-	-	-	-	(1,267,668)	(1,267,668)
Balance as of September 30, 2023	-	$-	380,648	$4	$24,647,575	$-	$(22,894,832)	$1,752,747

	Preferred Stock		Common Stock			Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	-	$-	330,648	$3	$22,596,216	$-	$(14,413,851)	8,182,368
Stock-based compensation expense	-	-	-	-	55,914	-	-	55,914
Net loss	-	-	-	-	-	-	(937,954)	(937,954)
Balance as of March 31, 2022	-	$-	330,648	$3	$22,652,130	$-	$(15,351,805)	$7,300,328
Stock-based compensation expense	-	-	-	-	66,995	-	-	66,995
Net loss	-	-	-	-	-	-	(994,915)	(994,915)
Balance as of June 30, 2022	-	$-	330,648	$3	$22,719,125	$-	$(16,346,720)	$6,372,408
Stock-based compensation expense	-	-	-	-	66,996	-	-	66,996
Net loss	-	-	-	-	-	-	(925,949)	(925,949)
Balance as of September 30, 2022	-	$-	330,648	$3	$22,786,121	$-	$(17,272,669)	$5,513,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reflects a 1-for-40 reverse stock split effective August 30, 2023

SeqLL Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(4,386,148)	$(2,858,818)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	112,905	58,718
Write-off of obsolete inventory	165,852	-
Unrealized gain on marketable equity securities	-	(54,266)
Realized (gain)/loss on marketable debt and equity securities	(106,051)	106,324
Provision for bad debts	78,491	-
Stock-based compensation	295,210	189,905
Non-cash lease expense	35,071	100,291
Changes in operating assets and liabilities
Accounts receivable, net	-	1,200
Other receivables	-	(25,035)
Prepaid expenses	134,353	(36,775)
Inventory	-	(22,749)
Other assets	39,623	(77,271)
Accounts payable	(216,716)	(287,791)
Accrued expenses	(137,459)	(7,304)
Net cash used in operating activities	(3,984,869)	(2,913,571)

Cash Flows from Investing Activities
Purchases of lab equipment	(61,989)	(29,657)
Purchases of marketable debt securities	(2,800,386)	(2,500,517)
Proceeds from sales of marketable equity securities	-	5,882,138
Maturity of marketable debt securities	6,920,000	-
Net cash provided by investing activities	4,057,625	3,351,964

Cash Flows from Financing Activities
Proceeds from issuance of common stock, gross	1,800,000	-
Payment for issuance costs of common stock	(300,750)	-
Repayments of finance lease liability	(25,377)	-
Net cash provided by financing activities	1,473,873	-

Net increase in cash and cash equivalents	1,546,629	438,393

Cash and cash equivalents, beginning of period	2,180,525	4,015,128

Cash and cash equivalents, end of period	$3,727,154	$4,453,521

Supplemental disclosure of cash flow information and non-cash financing transactions
Right-of-use asset acquired through operating lease	$-	$1,257,495
Fixed assets acquired through finance lease	$187,497	$-
Leasehold improvements financed through tenant improvement allowance	$-	$312,760

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

On April 26, 2023, SeqLL Merger LLC (“SeqLL Merger Sub”) was formed in the State of Delaware as a wholly-owned subsidiary of the Company. SeqLL Merger Sub was formed solely for the purpose of completing the Merger (defined below). SeqLL Merger Sub has not carried on any activities as of September 30, 2023, except for activities incidental to its formation and activities undertaken in connection with the Merger Agreement (defined below) and the Merger.

On August 30, 2023, the Company executed one-for-40 reverse stock split. Please refer to the below for further detail.

Proposed Merger

On May 29, 2023, the Company, SeqLL Merger LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Purchaser Sub”), Atlantic Acquisition Corp, a Delaware corporation (“Atlantic”), Atlantic Merger LLC, a Delaware limited liability company and a majority-owned subsidiary of Atlantic (“Atlantic Merger Sub”), Lyneer Investments, LLC, a Delaware limited liability company (“Lyneer”), IDC Technologies, Inc., a California corporation (“IDC”), and Lyneer Management Holdings LLC, a Delaware limited liability company (“Lyneer Management”), entered into an Agreement and Plan of Reorganization (as amended, the “Merger Agreement”), pursuant to which (i) Atlantic Merger Sub will be merged with and into Lyneer, with Lyneer continuing as the surviving entity (the “Lyneer Merger”), and (ii) Purchaser Sub will subsequently be merged with and into Lyneer, with Lyneer continuing as the surviving entity and as a wholly-owned subsidiary of the Company (the “SeqLL Merger” and, together with the Lyneer Merger, the “Mergers”).

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

The obligation of each of the Company, Atlantic and Lyneer, and their respective subsidiaries, to complete the Mergers is subject to the fulfillment (or waiver, to the extent permissible under applicable law) of certain customary closing conditions, plus the conditions that (i) the stockholders of the Company shall have approved the issuance of the shares of the Company’s common stock in the Mergers, (ii) the Company completes the Capital Raise to certain amount of gross proceeds as defined in the Merger Agreement, part of which will be used to pay the Cash Consideration, and (iii) the continued listing of the Company’s common stock on the Nasdaq Capital Market following the Mergers.

The Merger Agreement, as amended to the date hereof, contains certain termination rights, including (i) by mutual consent of the Company, Atlantic, IDC and Lyneer Management, (ii) by any of the Company, Atlantic, IDC or Lyneer Management upon a material breach of the representations or of any covenants or agreements of certain other parties, (iii) by any of the Company, Atlantic, IDC or Lyneer Management if the Mergers have not been consummated by November 30, 2023 (the “Termination Date”), (iv) by any of the Company, Atlantic, IDC or Lyneer Management if any governmental authority shall have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement, (v) by any of the Company, Atlantic, IDC or Lyneer Management if the special meeting of the Company’s stockholders has been held and the approval of the issuance of the common stock of the Company in the Mergers and the change of control of the Company that will be effected as a result of such issuance and certain other proposals contemplated by the related proxy statement was not approved, or (vi) by Atlantic, IDC or Lyneer Management if the Company is in breach of the rules and regulations of the Nasdaq Stock Market LLC (“Nasdaq”) or has received a notice from Nasdaq relating to the delisting or maintenance of listing of the Company’s common stock on Nasdaq and the Company fails to cure and maintain its listing on Nasdaq prior to the closing of the Mergers.

The terms of the Merger Agreement as further disclosed and described in the Company’s filings with the Securities and Exchange Commission (the “SEC”), which can be accessed by the public over the Internet at the SEC’s website at http:/www.sec.gov or on the Company’s website at www.seqll.com/.

Reverse Stock Split

On August 29, 2023, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation to (i) effect a reverse stock split of its issued common stock, par value $0.00001 per share (“Common Stock”), in the ratio of one-for-40 (the “Reverse Stock Split”) to be effective at 11:59 p.m., eastern time, on August 30, 2023, and (ii) to increase the authorized capital stock of the Company to 320,000,000 shares, of which 300,000,000 shares shall be Common Stock, and 20,000,000 shares shall be Preferred Stock (the “Capital Stock Increase”). The Common Stock began trading on a split-adjusted basis at the market open on August 31, 2023.

The Reverse Stock Split and the Capital Stock Increase were approved by the stockholders as part of the Special Meeting. No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the nearest whole number. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s outstanding Common Stock, except for adjustments that may have resulted from the treatment of fractional shares.

All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect this 1-for-40 reverse stock split.

Asset Purchase Agreement

In connection with the execution and delivery of the Merger Agreement, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) with SeqLL Omics, Inc., a Delaware corporation (“SeqLL Omics”) on May 29, 2023. SeqLL Omics was formed by Daniel Jones, the Chairman of the Board and Chief Executive Officer of the Company, and certain other Company employees, for the purpose of carrying on the Company’s pre-Merger business after the Mergers. Subject to the terms and conditions of the Asset Purchase Agreement, SeqLL Omics has agreed to purchase from the Company, and the Company has agreed to sell to SeqLL Omics, for a purchase price of $1,000, all of the Company’s rights, title and interests in the assets and properties of the Company as it exists immediately prior to consummation of the Mergers, excluding cash and cash equivalents, including without limitation:

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

Common Stock Issuance

On February 15, 2023, the Company issued 50,000 shares of common stock to investors, after the reflection of the Reverse Stock Split, at a price of $36.00 per share. The gross proceeds of the issuance was $1,800,000. The Company incurred offering costs of $300,750.

Delisting from the Nasdaq Stock Market

On September 8, 2023, the Company received a letter from the Staff regarding compliance with Nasdaq Listing Rule 5550(a)(4) (the “Rule”), which requires the Company to have a minimum of 500,000 publicly held shares, exclusive of shares held by officers, directors and 10% stockholders. The letter from Nasdaq indicated that according to its calculations, as of September 7, 2023, the Company no longer met the requirements of the Rule. On September 18, 2023, the Company received a letter from the Listing Qualifications Staff of Nasdaq that supplemented the letter of September 8, 2023 and requested that the Company submit a letter to Nasdaq with its plan to regain compliance with the Rule by September 25, 2023.

On October 17, 2023, Nasdaq granted the Company a final extension until October 31, 2023 to regain compliance with this Rule. On November 10, 2023, the Company received a letter from Nasdaq advising the Company that in light of the Company’s inability to meet the terms of the Panel’s amended decision of October 17, 2023, the Panel had determined to delist the Company’s securities from Nasdaq and suspend trading in those securities effective at the open of trading on November 13, 2023. The letter further advised that Nasdaq will complete the delisting by filing a Form 25 Notice of Delisting with the Securities and Exchange Commission, after applicable appeal periods have lapsed. The Company has appealed the decision of the Panel and paid the applicable filing fee for such appeal. On November 17, 2023, Nasdaq advised the Company that the decision of the Panel will be reviewed by the Nasdaq Listing and Hearing Review Council, and that the Company may submit a memorandum in support of its appeal no later than December 1, 2023.

As previously disclosed, in connection with the transactions contemplated by the Merger Agreement, the Company has filed a registration statement on Form S-1 for the sale of its securities in connection with the closing of the transactions contemplated by the Merger Agreement. As previously reported, the Company had intended to cure its Nasdaq listing deficiency by consummating the transactions contemplated by the Merger Agreement and the proposed public offering by October 31, 2023. The Company has advised Nasdaq that it intends to proceed with such transactions and the proposed public offering of its securities and that it intends to relist its securities on Nasdaq in connection with the closing of such transactions and such public offering. There can be no assurance that the Company will be able to consummate the Mergers and relist its securities on Nasdaq.

Risks and Uncertainties

The Company is subject to a number of risks similar to other companies in its industries, including rapid technological change, competition from larger pharmaceutical and biotechnology companies and dependence on key personnel.

Results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Israel-Hamas war. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SeqLL, LLC and SeqLL Merger Sub. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2023 and its results of operations for the three- and nine-months ended September 30, 2023 and 2022, and changes in stockholders’ equity and cash flows for the periods presented. The results disclosed in the condensed consolidated statements of operations and comprehensive loss for the three- and nine-months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 filed with the Securities and Exchange Commission.

Note 2 – Significant Accounting Policies

During the nine-month period ended September 30, 2023, there were no changes to the significant accounting policies in relation to what was described in the Annual Report on Form 10-K for the year ended December 31, 2022, other than the items noted in the Recently Adopted Accounting Standards section below.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include but are not limited to stock-based compensation expense and discount rates used to establish operating and finance lease liabilities. Actual results could differ from those estimates and changes in estimates may occur.

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

Stock-based Compensation

The Company’s stock-based compensation program awards include stock options and restricted stock units. The fair value of stock option grants is estimated as of the date of the grant using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the fair value of the Company’s common stock on the date of the grant. The fair value of the awards are then expensed over the requisite service period, generally the vesting period, for each award.

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

The assumptions used in determining the fair value of stock-based awards granted during the nine-months ended September 30, 2023 are as follows:

September 30,
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

The Company recognizes right-of-use assets and lease liabilities that represent the net present value of future lease payments utilizing the discount rate implicit in the lease. If the implicit rate is not available, the Company uses incremental borrowing rate. The Company amortizes the right-of-use assets over the remaining terms of the specific lease.

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

The following potential shares of common stock were not considered in the computation of diluted net loss per share as their effect would have been antidilutive:

	September 30,
	2023	2022
Restricted stock units	13,825	-
Stock options	63,648	50,098
Warrants for common stock	95,950	109,705

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

Note 3 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued interest	$358,003	$306,821
Accrued bonuses	-	135,000
Other	-	53,641
	$358,003	$495,462

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

There were no assets measured at fair value on a recurring basis as of September 30, 2023.

The following table summarizes fair value measurements by level on December 31, 2022 of the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
U.S. government and agency obligations	$4,036,014	$4,036,014	-	-

There were no assets or liabilities measured at fair value on a non-recurring basis during the three- and nine- month periods ended September 30, 2023 or 2022.

The carrying values of financial instruments such as accounts receivable, net, other receivables, prepaid expenses, accounts payable, and accrued expenses approximated fair value as of September 30, 2023 and December 31, 2022 due to their short-term maturities. The carrying value of the Company’s Non-Convertible Promissory Note approximated its fair value as of September 30, 2023 and December 31, 2022.

Note 5 – Stock-based Compensation

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) permits the grant of options and restricted stock units for its common stock and shares of common stock to its employees, board members and consultants for up to 87,500 shares.

As of September 30, 2023, there were 10,027 shares available for future issuance under the 2014 Plan. Generally, option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant and vest over a period of three to four years. No option may have a term in excess of ten years from the option grant date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined by the 2014 Plan). The weighted average grant date fair value of options granted in the nine-month period ended September 30, 2023 was $11.60 per share.

The stock option activity for the period ended September 30, 2023 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2022	50,098	$75.20	7.09
Granted	13,550	$20.04	10.00
Outstanding as of September 30, 2023	63,648	$63.46	6.98
Exercisable at September 30, 2023	33,578	$78.79	5.37

The restricted stock unit activity for the period ended September 30, 2023 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2022	-	$-	-
Granted	13,825	$25.60	10.00
Outstanding of September 30, 2023	13,825	$25.60	9.42
Exercisable at September 30, 2023	-	$-	-

During the three-month periods ended September 30, 2023 and 2022, the Company recorded $106,183 and $66,996, respectively, of stock-based compensation associated with stock options and restricted stock units, of which $54,167 and $46,394 were included in general and administrative expenses for the three-month periods ended September 30, 2023 and 2022, respectively, and $52,016 and $20,602 were included in research and development expenses for the three-month periods ended September 30, 2023 and 2022, respectively.

During the nine-month periods ended September 30, 2023 and 2022, the Company recorded $295,210 and $189,905, respectively, of stock-based compensation associated with stock options and restricted stock units, of which $160,106 and $131,533 were included in general and administrative expenses for the nine-month periods ended September 30, 2023 and 2022, respectively, and $135,104 and $58,372 were included in research and development expenses for the nine-month periods ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, there was approximately $639,812 and $285,102 of unrecognized compensation expense related to unvested stock options and restricted stock units, respectively, which will be recognized over a weighted average period of approximately 1.31 years. The recognition of the unrecognized compensation expense related to unvested stock options and restricted stock units is 1.27 years and 1.34 years, respectively.

Note 6 – Related Party Transactions

At September 30, 2023 and December 31, 2022, the Company had the following outstanding payables to its shareholders for past services, which are included within the Company’s accounts payable above:

	September 30,	December 31,
	2023	2022
Genomic Diagnostic Technologies	$-	$925
St. Laurent Institute	-	232,418
St. Laurent Realty, Inc.	7,558	7,558
	$7,558	$240,901

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

For the three months ended September 30, 2023 and 2022, interest expense on the Promissory Notes was $17,188, respectively.

For the nine months ended September 30, 2023 and 2022, interest expense on the Promissory Notes was $51,181 and $73,560, respectively.

Note 8 – Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase the Company’s common stock as of September 30, 2023. All warrants are accounted for as equity based on the U.S. GAAP guidance applicable to the instruments indexed to an entity’s own stock.

	Number of
	Shares
	Issuable
	Upon
	Exercise of
	Outstanding	Exercise
Issuance Date	Warrants	Price	Expiration Date
10/17/2018	29	$124.00	10/16/2023
11/2/2018	24	$124.00	11/1/2023
11/9/2018	24	$124.00	11/8/2023
11/16/2018	24	$124.00	11/15/2023
11/29/2018	24	$124.00	11/28/2023
12/21/2018	24	$124.00	12/20/2023
12/27/2018	24	$124.00	12/26/2023
1/31/2019	48	$124.00	1/30/2024
2/7/2019	41	$124.00	2/6/2024
2/21/2019	41	$124.00	2/20/2024
3/20/2019	84	$124.00	3/18/2024
4/8/2019	48	$124.00	4/6/2024
11/19/2020	1,333	$164.00	6/30/2024
11/19/2020	213	$164.00	6/30/2024
1/8/2021	333	$164.00	6/30/2024
1/11/2021	667	$164.00	6/30/2024
2/13/2021	333	$164.00	6/30/2024
3/16/2021	267	$164.00	6/30/2024
3/16/2021	333	$164.00	6/30/2024
8/31/2021	87,975	$170.00	8/31/2026
8/31/2021	3,825	$187.00	8/26/2026
9/29/2021	236	$187.00	8/26/2026
	95,950

During the nine-month period September 30, 2023, warrants to purchase 12,162 and 1,590 of common stock with exercise prices of $86.40 and $124.00, respectively, expired.

During the nine-month period September 30, 2022, warrants to purchase 130 shares of common stock with an exercise price of $124.00 expired.

Note 9 – Commitments and Contingencies

Operating Leases

The Company’s office space lease in Woburn, Massachusetts (the “Woburn Lease”) for the Company’s corporate headquarters was on a month-to-month basis since November 2020 and was terminated in February 2022. The rent expense for this lease was $0 for the three months ended September 30, 2023 and 2022, and $0 and $14,239 for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, the remaining lease term was 6 years.

The Company recorded expense related to the Billerica Lease in the amount of $54,641 and $163,921 for the three-and nine-month periods ended September 30, 2023, respectively, and $41,893 and $145,709 for the three-and nine-month periods ended September 30, 2022, respectively.

The Company made cash payments of $42,950 and $128,851 during the three- and nine-month periods ended September 30, 2023, respectively, and cash payments of $7,850 and $45,418 during the three- and nine-month periods ended September 30, 2022, respectively, for amounts included in the measurement of lease liabilities.

As of September 30, 2023, the Company has presented $193,412 in current portion of operating lease liability and $1,298,237 in operating lease liability, less current portion.

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

As of September 30, 2023, the remaining lease term was 2.50 years.

The Company recorded expense related to the Equipment Lease in the amount of $14,524 and $29,559 for the three-and nine-month periods ended September 30, 2023, respectively.

The Company made cash payments of $18,094 and $36,188 during the three- and nine-month periods ended September 30, 2023, respectively.

Interest expense related to the Equipment Lease totaled $5,149 and $10,809 for the three- and nine-month periods ended September 30, 2023. The equipment is included in Property and equipment, net and is depreciated on a straight-line basis over a five-year period. The Company amortizes the equipment over its useful life as the Company is reasonably certain to exercise the $1 purchase option for the equipment at the end of the lease term.

Depreciation expense related to finance lease assets totaled $9,375 and $18,750 for the three- and nine-month periods ended September 30, 2023, and $0 for the three-and nine-month periods ended September 30, 2022.

As of September 30, 2023, the Company has presented $57,309 in current portion of finance lease liability and $67,305 in finance lease liability, less current portion.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the condensed consolidated balance sheet as of September 30, 2023:

	Operating Lease	Finance Lease
2023 (remaining)	$68,455	$18,094
2024	275,875	72,375
2025	284,151	54,281
2026	292,676	-
2027	301,456	-
Thereafter	548,577	-
Total undiscounted lease liabilities	$1,771,190	$144,750
Less effects of discounting	279,541	20,136
Total lease liabilities	$1,491,649	$124,614

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, and related notes included elsewhere in this filing. This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this filing. You should carefully read the “Risk Factors” section of this filing to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this filing.

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

On May 29, 2023, we entered into the Merger Agreement with Atlantic, Atlantic Merger Sub, SeqLL Merger Sub, Lyneer, and the Sellers subject to the approval of our stockholders at a special meeting, which approval has been obtained. Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Atlantic Merger Sub will initially be merged into Lyneer, and SeqLL Merger Sub will then be merged into Lyneer, with Lyneer continuing as the surviving entity and as our wholly-owned subsidiary. In connection with the consummation of the Merger, we will be renamed “Atlantic International Corp.”

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

For further description of the terms of the Merger Agreement, please refer to Note 1 to the condensed consolidated financial statements.

Results of operations

We incurred net losses of $1,267,668 and $925,949 for the three months ended September 30, 2023 and 2022, respectively, and net losses of $4,386,148 and $2,858,818 for the nine months ended September 30, 2023 and 2022, respectively. We had negative cash flow from operating activities of $3,984,869 and $2,913,571 for the nine months ended September 30, 2023 and 2022, respectively, and had an accumulated deficit of $22,894,832 as of September 30, 2023.

Results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, and geopolitical instability, such as the military conflict in Ukraine and the Israel-Hamas war. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business.

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

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022
Revenue
Sales	$-	$-
Grant revenue	-	-
Total revenue	-	-

Cost of sales	-	-

Gross profit	-	-

Operating expenses
Research and development	411,332	428,771
General and administrative	877,612	489,729
Total operating expenses	1,288,944	918,500

Operating loss	(1,288,944)	(918,500)

Other (income) and expenses
Investment income	(43,613)	(9,981)
Unrealized loss (gain) on marketable securities	-	242
Realized loss on marketable securities	-	-
Interest expense	22,337	17,188

Net loss	(1,267,668)	(925,949)
Other comprehensive income
Reclassification adjustment for net gains included in net loss	-	-
Net change	-	-

Total comprehensive loss	$(1,267,668)	$(925,949)

Net loss per share - basic and diluted	$(3.33)	$(2.80)

Weighted average common shares - basic and diluted	380,648	330,648

Revenues

Our revenues during the three-month periods ended September 30, 2023 and 2022, were $0. The Company does not expect to recognize revenues until a market for its sequencing technology further develops.

Research and Development Expenses

Research and development expenses decreased by $17,439, or 4%, from $428,771 for the three-month period ended September 30, 2022 compared to $411,332 for the three-month period ended September 30, 2023. The slight decrease in expenses was a result of the Company’s cost saving efforts in order to ensure that the Merger with Lyneer can occur. The Company expects to continue to incur expenses of a similar amount until the closing of the Merger with Lyneer.

General and Administrative Expenses

General and administrative expenses increased by $387,883, or 79%, from $489,729 for the three-month period ended September 30, 2022 compared to $877,612 for the three-month period ended September 30, 2023. The increase was attributable to additional legal and accounting fees associated with the Merger. General and administrative expenditures will continue to increase until the closing of the Merger with Lyneer.

Other Income/Loss

We recognized $43,613 of investment income related to cash invested in money market accounts and cash that is held in investments that have a maturity date of less three months during the three-month period ended September 30, 2023 as compared to $9,981 of income earned from money market accounts during the three-month period ended September 30, 2022. This increase in investment income was attributable to additional funds being held within income generating bank accounts during the three-months ended September 30, 2023, as well as the rise in interest rates. The Company expects to continue to earn interest income associated with its funds held in money market accounts. Interest expense was comparable for the three months ended September 30, 2023 and 2022.

Net Loss

Overall, the net loss increased by $341,719, or 37%, to $1,267,668 as compared to $925,949 for the three-month period ended September 30, 2022, primarily due to increased expenses associated with the Merger in the three-month period ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Revenue
Sales	$-	$1,177
Grant revenue	-	77,482
Total revenue	-	78,659

Cost of sales	-	690

Gross profit	-	77,969

Operating expenses
Research and development	1,769,770	1,129,286
General and administrative	2,721,405	1,700,340
Total operating expenses	4,491,175	2,829,626

Operating loss	(4,491,175)	(2,751,657)

Other (income) and expenses
Investment income	(167,018)	(18,457)
Unrealized loss (gain) on marketable securities	-	(54,266)
Realized loss on marketable securities	-	106,324
Interest expense	61,991	73,560

Net loss	(4,386,148)	(2,858,818)
Other comprehensive income
Reclassification adjustment for net gains included in net loss	(22,451)	-
Net change	(22,451)	-

Total comprehensive loss	$(4,408,599)	$(2,858,818)

Net loss per share - basic and diluted	$(11.78)	$(8.65)

Weighted average common shares - basic and diluted	372,406	330,648

Revenues

Our revenues during the nine-month period ended September 30, 2023, were $0 as compared to revenues of $78,659 during the nine-month period ended September 30, 2022, representing a decrease of $78,659, or 100%. During the nine-month period ended September 30, 2023, we had no revenues from product sales, grants or research services as compared to revenue in the same period of 2022 of $77,482 from grants and $1,177 of revenue related to product sales. The decrease in revenue was due to the fact that we do not currently have any active grants under which we are providing services. The Company does not expect to recognize revenues until a market for its sequencing technology is fully established.

Gross Profit

Gross profit for the nine-month period ended September 30, 2023 was $0, as compared to gross profit of $77,969 for the nine-month periods ended September 30, 2022, which represented a 100% decrease due to the fact that we did not have any revenue-generating transactions in the nine-month period ended September 30, 2023. The Company, similar to revenues, does not expect to recognize gross profit until a market for its sequencing technology further develops.

Research and Development Expenses

Research and development expenses increased by $640,484, or 57%, from $1,129,286 for the nine-month period ended September 30, 2022 compared to $1,769,770 for the nine-month period ended September 30, 2023. The increase in expenses was a result of our progressive return to research and development activities to pre-COVID-19 levels prior to entering into the Merger agreement with Lyneer. Going forward, we expect to incur less expenses related to research and development activities until after the closing of the Merger with Lyneer.

General and Administrative Expenses

General and administrative expenses increased by $1,021,065 or 60%, from $1,700,340 for the nine-month period ended September 30, 2022 compared to $2,721,405 for the nine-month period ended September 30, 2023. The increase was primarily attributable to approximately $475,000 in legal and professional fees related to the Merger, increased operating expenses of approximately $180,000 related to accounting, legal, insurance and audit related expenses, approximately $170,000 of additional incremental expenses incurred associated with the Merger with Lyneer, and approximately $78,000 related to the write-off of uncollectible receivables. General and administrative expenditures will continue to increase until the closing of the Merger with Lyneer.

Other Income/Loss

We recognized $167,018 of investment income, of which $106,051 related to investment income associated with marketable debt securities and $60,967 of investment income related to cash invested in money market accounts and cash that was held in investments that have a maturity date of less three months during the three-month period ended September 30, 2023 as compared to $0 of investment of income related to marketable debt securities and $18,457 of income earned from money market accounts during the nine-month period ended September 30, 2022. This increase in investment income was primarily attributable to the maturity of marketable debt securities during the nine-months ended September 30, 2023. We recognized $52,058 in net realized and unrealized losses on the marketable equity securities during the nine-month period ended September 30, 2022. We expect to continue to earn interest income associated with our funds held in money market accounts. Interest expense was comparable for the nine months ended September 30, 2023 and 2022.

Net Loss

Overall, the net loss increased by $1,527,330, or 53%, to $4,386,148 for the nine-month period ended September 30, 2023 as compared to $2,858,818 for the nine-month period ended September 30, 2022, primarily due to increased expenses associated with the Merger in the nine-month period ended September 30, 2023.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We experienced negative cash flows from operations of $3,984,869 for the nine-month period ended September 30, 2023, which included our costs and expenses related to the transactions contemplated by the Merger Agreement. As a result of our recent common stock offerings in August 2021 and February of 2023 and the maturity of our marketable debt securities, we had cash and cash equivalents of $3,727,154 at September 30, 2023. Therefore, we estimate that, if the Merger is not consummated and we no longer have the ongoing costs and expenses associated with that transaction, our available cash resources will be sufficient to fund our operations for at least one year from the date this report is filed with the SEC.

As of September 30, 2023, we had approximately $3.7 million in cash and cash equivalents. Since inception, we have funded our operations primarily through equity and debt financings, as well as from modest sales of products and research services. As of September 30, 2023, we had an accumulated deficit of $22,894,832.

On February 15, 2023, we issued 50,000 shares of common stock to investors at a price of $36.00 per share (after the Reverse Stock Split). The gross proceeds of the issuance were $1.8 million. We incurred offering expenses of approximately $0.3 million, which were paid with proceeds from the common stock issuance.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Nine Months Ended
	September 30,
	2023	2022
Cash proceeds (used in) provided by:
Operating activities	$(3,984,869)	$(2,913,571)
Investing activities	4,057,625	3,351,964
Financing activities	1,473,873	-
Net increase in cash and cash equivalents	$1,546,629	$438,393

Net cash used in operating activities

Net cash used in operating activities was approximately $3.9 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in operating spending was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic, prior to the announcement of the Merger. In addition, we experienced an increase in our general and administrative associated with legal, accounting, and consulting fees in connection with the Merger with Lyneer. The Company expects to continue to incur additional expenses until the closing of the Merger with Lyneer.

Net cash provided by investing activities

Net cash provided by investing activities was approximately $4.1 million and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily attributable to the increase in sales and maturities of marketable securities during the nine months ended September 30, 2023 as compared to the nine month period ended September 30, 2022. The Company currently does not have investments in marketable securities, but instead will realize income from funds held in money market accounts until the conclusion of the Merger with Lyneer.

Net cash provided by financing activities

Net cash provided by financing activities was $1.5 million, and $0, for the nine-month periods ended September 30, 2023 and 2022, respectively. We issued 50,000 shares of common stock to investors at a price of $36.00 per share during the nine-month period ended September 30, 2023 (after the effect of the Reverse Stock Split). The gross proceeds of the issuance was $1.8 million. We incurred offering costs of approximately $0.3 million, which were paid with proceeds from the common stock issuance. No such transaction occurred during the nine-month period ended September 30, 2022.

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

Other than those noted within Note 2 to our unaudited condensed consolidated financial statements, there have been no significant changes to our critical accounting policies and estimates during the three- and nine-month periods ended September 30, 2023 as compared to the information contained in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. Reference should be made to the consolidated financial statements and related notes included in the 2022 Form 10-K for a full description of other significant accounting policies.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2023. As of September 30, 2023, based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023 (our “Annual Report”), except for the risk factors relating to the Merger, the Merger Agreement and the Asset Sale Agreement set forth in our Information Statement dated August 10, 2023 filed with the SEC on August 10, 2023 (the “Information Statement”) and except as follows:

Our securities were recently delisted by Nasdaq and our failure to relist our securities in the future, could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

As previously reported, on September 8, 2023, we received a letter from the Listing Qualifications Staff ( the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) regarding compliance with Nasdaq Listing Rule 5550(a)(4) (the “Rule”), which required us to have a minimum of 500,000 publicly held shares, exclusive of shares held by officers, directors and 10% stockholders. On November 10, 2023, we received a letter from Nasdaq advising us that in light of our inability to meet the requirements of the Rule by October 31, 2023, Nasdaq had determined to delist our securities from Nasdaq and suspend trading in those securities effective at the open of trading on November 13, 2023. The letter further advised that Nasdaq will complete the delisting by filing a Form 25 Notice of Delisting with the Securities and Exchange Commission, after applicable appeal periods have lapsed. We have appealed the decision of Nasdaq and paid the applicable filing fee for such appeal. On November 17, 2023, Nasdaq advised us that the decision to delist our securities will be reviewed by the Nasdaq Listing and Hearing Review Council, and that we may submit a memorandum in support of our appeal no later than December 1, 2023.

As previously disclosed, in connection with the transactions contemplated by the Merger Agreement, we have filed a registration statement on Form S-1 for the sale of our securities in connection with the closing of the transactions contemplated by the Merger Agreement. As previously reported, we had intended to cure our Nasdaq listing deficiency by consummating the transactions contemplated by the Merger Agreement and the proposed public offering by October 31, 2023. We have advised Nasdaq that we intends to proceed with such transactions and the proposed public offering of our securities and that we intend to relist our securities on Nasdaq in connection with the closing of such transactions and such public offering.

There can be no assurance that our re-listing application will be approved or that we will be able to relist our securities on the Nasdaq exchange. Even if our securities are listed on Nasdaq following the Merger, we may be unable to maintain the listing of our securities in the future.

If our re-listing application is not approved, there could be significant material adverse consequences to us, including:

●	the possibility that Atlantic or Lyneer will terminate the Merger Agreement due to our failure to meet a material condition to the consummation of the Merger;

●	a limited availability of market quotations for our securities;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities.

Our business involves significant risks. You should carefully consider the risks and uncertainties described in the Annual Report and the Information Statement, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as included in our Annual Report. The risks and uncertainties described in our Annual Report, the Information Statement and this report are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

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

SEQLL INC.

Date: November 20, 2023	/s/ Daniel Jones
Daniel Jones
Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	/s/ Frances Scally
Frances Scally
Chief Financial Officer
(Principal Financial and Accounting Officer)

