Form 10-K
period 2023-12-31
SeqLL, Inc.
filed 2024-04-10
CIK 1605888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $.00001 per share
Warrants to purchase Common Stock

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,769,559 based on the closing price on the Nasdaq Capital Market as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.

There were 380,648 shares of the registrant’s common stock, $0.00001 par value, outstanding as of March 31, 2024.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

●	our ability to consummate our proposed merger with Lyneer Investments LLC;

●

the proposed terms of the proposed merger with Lyneer Investments LLC, including the number of shares of our common stock to be issued in such proposed merger and the financing we will have to consummate in connection therewith;

●	the proposed business of Lyneer Investments LLC that will constitute the business of our company following such proposed merger;

●	the success, cost and timing of our current product development activities, including statements regarding the timing of initiation and completion of our research and development programs;

●	developments regarding next generation sequencing technologies;

●	our expectations regarding the market size and growth potential for our business;

●	the implementation of our strategic plans, including strategy for our business and related financing;

●	our ability to maintain and establish future collaborations and strategic relationships;

●	the rate and degree of market acceptance of our products;

●	our ability to generate sustained revenue or achieve profitability;

●	the potential for our identified research priorities to advance our technology;

●	the pricing and expected gross margin for our products;

●	our commercialization, marketing and manufacturing capability and strategy;

●	our research and development plans including, among other things, statements relating to future uses, quality or performance of, or benefits of using, products or technologies;

●	updates or improvements of our products;

●	intentions regarding seeking regulatory approval for our products;

●	our competitive position;

●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing as necessary; and

●	our ability to maintain our intellectual property position for our technology.

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

As discussed further under the caption Part I, Item 1, “Business” of this Annual Report on Form 10-K, we have entered into an agreement for the merger of our company with Lyneer Investments LLC. If such merger is consummated, the business of Lyneer Investments LLC will become our principal business and our current business operations will be sold for nominal consideration to a newly-formed company owned by our current employees and management. The business of Lyneer Investments LLC is subject to varying degrees of risk and uncertainty. If our agreement for the merger of our company with Lyneer Investments LLC has not been terminated, Investors should consider the risks and uncertainties of Lyneer Investments LLC that are summarized in our registration statement on Form S-1 (Registration No. 333-272908) filed with the Securities and Exchange Commission (the “SEC”), a copy of which is publicly available through the SEC’s website at http://www.sec.gov.

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

U.S. Department of Justice’s Federal Bureau of Investigation (FBI)

In February 2023, we announced the establishment of a two-year Cooperative Research and Development Agreement (CRADA) with the FBI. Under this CRADA, SeqLL and the FBI Laboratory Division (FBI LD) will seek to evaluate and determine the forensic capabilities of direct RNA sequencing using our tSMS platform. The FBI LD and SeqLL will collaborate with a goal of producing an assay for forensic body fluid identification, without compromising traditional STR or DNA sequence analysis. This agreement is among the first times the FBI is utilizing the CRADA mechanism to further develop laboratory capabilities. CRADAs enable the sharing of resources and expertise for collaborative research that advances the FBI mission. Body fluid identification can provide investigative context and have probative value.

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

Future Products

We expect to partner or collaborate with biotech and pharma companies to develop a clinical-grade diagnostic tests. We intend for our partners to commercialize these diagnostic or forensic tests for applications liquid biopsy for oncology applications, microbiome analysis, and transcriptome-based diagnostics for cardiovascular disease, infectious disease and others. We will look to increase industry visibility and expand our reach globally for both sequencing services and instrument sales through strategic customer relationships and partnerships with larger organizations that can increase global support, supply and distribution. Through those partnerships, we plan to also identify new, high-value, cutting-edge applications that are uniquely enabled by our tSMS platform.

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

We have one pending patent applications filed in 2021. We received a Notice of Allowance regarding our previous patent application 15/754.222. In October 2022, the USPTO notified us that the related patent term adjustment was 779 days. Our issued and pending patents cover various aspects of our sequencing technology, and we expect to continue to file new patent applications to protect the improvements to our technologies.

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

Employees

As of December 31, 2023, we had seven employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

Properties and Facilities

On February 2, 2022, we entered into a lease agreement for approximately 15,538 square feet of corporate office and laboratory space in Billerica, Massachusetts. The lease has a term of 92 months with the rent escalating from $14,317 to $26,453 per month over the lease term.

Legal Proceedings

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Proposed Merger with Lyneer Investments LLC

Overview

We have entered into an Agreement and Plan of Reorganization dated May 29, 2023, as amended, pursuant to which our wholly-owned subsidiary, SeqLL Merger LLC (“SeqLL Merger Sub”), will merge (the “Merger”) with and into Lyneer Investments LLC (“Lyneer”), with Lyneer continuing as our wholly-owned subsidiary. In connection with the consummation of the Merger, we will sell our existing assets, other than cash and cash equivalents, which will be distributed to our pre-Merger stockholders in connection with the Merger, to a newly-formed company owned by our current employees and management, for nominal consideration, and our continuing business operations will be those of Lyneer.

Lyneer, through its operating subsidiaries, primarily Lyneer Staffing Solutions, is a national strategic staffing firm servicing the commercial, professional, finance, direct placement, and managed service provider verticals. The firm was formed under the principles of honesty and integrity, and with the view of becoming the preferred outside employer of choice. Since its formation in 1995, Lyneer has grown from a regional operation to a national staffing firm with offices and geographic reach across the United States.

Lyneer’s management believes, based on their knowledge of the industry, that Lyneer is one of the prominent and leading staffing firms in the ever-evolving staffing industry. Lyneer, headquartered in Lawrenceville, New Jersey, has over 100 total locations and approximately 300 internal employees. Its management also believes that Lyneer is an industry leader in permanent, temporary and temp-to-perm placement services in a wide variety of areas, including, but not limited to, accounting & finance, administrative & clerical, hospitality, IT, legal, light industrial and medical fields. Its deep expertise and extensive experience have helped world class companies revolutionize their operations, resulting in greater efficiency and streamlined processes. Its comprehensive suite of solutions covers all aspects of workforce management, from recruitment and hiring to time and attendance tracking, scheduling, performance management, and predictive analytics. Lyneer takes a personalized approach to each client, working closely with them to understand their unique needs and develop a tailored roadmap for success. In addition, Lyneer offers a comprehensive range of recruiting services, including temporary and permanent staffing, within the light industrial, administrative, and financial sectors. Its services are designed to meet each client’s needs, including payroll services and vendor management services/managed service provider solutions. Its extensive network of offices and onsite operations provide local support for its clients, while its national presence gives Lyneer the resources to tackle even the most complex staffing needs. With a focus on integrity, transparency and customer service and a commitment to results, we believe Lyneer has earned a reputation as one of the premier workforce solutions partners in the United States.

Business Model and Acquisition Strategy

Atlantic Acquisition Corp. (“Atlantic”) was formed in Delaware on October 6, 2022 as a special purpose vehicle to acquire control of a public company such as our company. The management team of Atlantic, which will become the management of our company upon consummation of the Merger, has over 150 combined years of specific corporate management and investment banking experience.

Atlantic’s business strategy for our company is based upon Lyneer being a high-growth U.S.-based outsourced services and workforce solutions company with management who have a more than 25-year operating record. Based on their knowledge of the industry, Atlantic’s management believes that through their mergers and acquisitions strategy, they can build our company into a global staffing organization that redefines the way companies grow professional teams. Its mission is to leverage new technologies and business partnerships to create streamlined hiring processes that resolve the challenges of modern day employment economics. Accordingly, Atlantic’s management is actively engaged in discussions and negotiations with multiple acquisition targets that complement Atlantic’s core business strategy. In addition, following the Merger, our strategic direction will be enhanced by a program that will extend Lyneer’s breadth of services to its broad national reach in a number of complementary areas. Atlantic has identified and is focusing on a number of high-demand fields, in particular, the medical, legal and financial services fields. Atlantic is in the process of investigating a number of opportunities for acquisitions by us of staffing companies that operate in these identified sectors.

Atlantic’s corporate acquisition strategy is premised on the seamless consolidation and integration of technology and back-office infrastructure, coupled with performance improvements and value creation. Its core thesis is designed to allow us to assist our client companies in the transformation of stagnation into growth to achieve sustainable results through their most important asset: people. Atlantic’s goal is to create for us a business designed to deliver to our clients targeted industry talent at speed and scale while also growing the pool of in-demand talent for this same constituency. Lyneer’s recruiters will provide specific and data-driven guidance, development, training, and access to jobs. Atlantic believes this approach is particularly applicable in several growth sectors, including legal and financial services, technology, and healthcare. The current climate of industry fragmentation and overall economic uncertainty create a moment that Atlantic believes is ripe for strategic consolidation. After the closing of the Merger, Atlantic intends to cause us to aggressively engage in this “M&A” strategy and to take advantage of the synergies and opportunities created by this congruence of events. By advantageously augmenting Lyneer’s existing significant capabilities through acquisition, Atlantic believes we will be able to create material margin improvement.

Atlantic currently has a robust pipeline of potential acquisition targets for our company and is in negotiations and discussions with outsourced services and workforce solutions acquisition targets in key service verticals. Management of Atlantic believes that multiple targets in the $100,000,000 revenue range are readily available for acquisition by us within a short period of time. However, Atlantic does not currently have any binding agreements, arrangements or understandings concerning any potential acquisition.

By implementing Atlantic’s detailed acquisition strategy, Atlantic’s management believes we will be able to rapidly accelerate the growth of our company, thus increasing and maximizing shareholder value. Atlantic’s management plans to pursue “cornerstone acquisitions” focusing on targets with robust profits, diverse client bases, large national/large regional coverage in contract/permanent staffing, executive search, recruitment process, and outsourcing. In order to meet such management’s “cornerstone acquisition” criterion, a company should have over $50,000,000 in revenue and EBITDA margins of no less than 10%. In addition, Atlantic’s management plans to pursue “tuck-in” acquisitions with a focus on acquiring high-margin niche staffing companies that can benefit from the synergies of a larger organization with increased penetration. Under its “tuck-in” program, Atlantic’s management intends to acquire smaller profitable companies in business segments consistent with its larger anchor organizations.

Post-Merger, Atlantic’s management plans to integrate companies and maximize synergies and economics to improve our sales and lower operating costs, while, at the same time, continuing to focus and expand on its acquisition strategy of high-margin profitable outsourced services and workforce solution providers.

The Merger

On May 29, 2023, we, SeqLL Merger Sub, Atlantic, Atlantic Merger LLC, a Delaware limited liability company and a majority-owned subsidiary of Atlantic (“Atlantic Merger Sub”), Lyneer, IDC Technologies, Inc., a California corporation (“IDC”), and Lyneer Management Holdings LLC, a Delaware limited liability company (“Lyneer Management”), entered into an Agreement and Plan of Reorganization (as amended, the “Merger Agreement”), pursuant to which (i) Atlantic Merger Sub will be merged with and into Lyneer, with Lyneer continuing as the surviving entity and as an approximately 44%-owned subsidiary of Atlantic, an approximately 50%-owned subsidiary of IDC, and an approximately 6%-owned subsidiary of Lyneer Management (the “Lyneer Merger”), and (ii) SeqLL Merger Sub will subsequently be merged with and into Lyneer, with Lyneer continuing as the surviving entity and as our wholly-owned subsidiary (the “SeqLL Merger”). Lyneer, IDC and Atlantic are collectively referred to herein as the “Sellers.”

We currently expect the Merger to be consummated in the second quarter of 2024, subject to the satisfaction of certain closing conditions, including our consummation of a public offering of our equity securities in which we receive gross proceeds of $20 million (the “Public Offering”), of which there can be no assurance. At the effective time of the Merger, in consideration of 100% of the membership interests of Lyneer, we will (i) pay to IDC and Lyneer Management an aggregate of $16,250,000 in cash (the “Cash Consideration”), (ii) issue to (a) IDC and Lyneer Management an aggregate of 5,500,000 shares of our common stock and (b) to Atlantic 300,000 shares of our common stock, in each case assuming a public offering price of $10.00 per Unit in this Public Offering (the “Stock Consideration”), and (iii) issue to IDC a convertible promissory note (the “Merger Note,” and collectively with the Cash Consideration and the Stock Consideration, the “Merger Consideration”) in the principal amount of $18,750,000 that will mature on July 31, 2024. The Merger Note will not bear interest and will not be convertible prior to an event of default under the Merger Note. If an event of default should occur under the Merger Note, the Merger Note will bear interest at the rate of 7% per annum commencing upon the date of such event of default and will be convertible into shares of our common stock at a price per share that equals then-current market prices, but not less than 80% of the price per share at which our common stock is sold in the Public Offering. If the Merger Note is converted into shares of our common stock, IDC will have demand and incidental registration rights with respect to such shares. We believe we will have to sell additional equity or debt securities prior to the maturity date of the Merger Note to pay or refinance the Merger Note when due.

The Merger Agreement contains customary representations and warranties from the parties, and each party has agreed to customary covenants applicable to such party, including, among others, covenants relating to (i) the conduct of their respective businesses in the ordinary course prior to the effective time of the Merger and (ii) the requirement of each party to maintain and preserve intact their respective business organizations, assets, properties and material business relations. Pursuant to the Merger Agreement as originally executed, we were also required, prior to the closing of the Merger, to declare a cash dividend payable to our stockholders of record as of the close of business on September 26, 2023, in an amount equal our cash and cash equivalents as of the closing date of the Merger, less any amounts withheld for taxes and certain other obligations as of such date. Concurrently with the declaration of such cash dividend, we were also required to declare a stock dividend issuable to such stockholders of an aggregate of number of shares of our common stock that, when added to such value of the outstanding shares of common stock on September 26, 2023, in each case valued at the price per share at which our common stock is sold in the Public Offering, will equal $12 million. However, on November 3, 2023, the parties to the Merger Agreement amended the Merger Agreement to delete the requirement for the declaration of such dividends in consideration of our agreement to make a settlement offer within 90 days of the closing of the Merger to our stockholders of record as of the close of business on September 26, 2023 to settle any claims for failing to pay such dividends by issuing to such stockholders the amount of cash and the number of shares of our common stock that such stockholders would have received had such dividends been declared and made.

In connection with the execution and delivery of the Merger Agreement, we entered into the Asset Purchase Agreement with SeqLL Omics. SeqLL Omics was recently formed by Daniel Jones, our current Chairman of the Board and Chief Executive Officer, and certain other employees of our company, for the purpose of carrying on our pre-Merger business after the Merger. Subject to the terms and conditions of the Asset Purchase Agreement, SeqLL Omics has agreed to purchase from us, and we have agreed to sell to SeqLL Omics, for a purchase price of $1,000, all of our rights and interest in our assets and properties as they exist immediately prior to consummation of the Merger, excluding cash and cash equivalents. In negotiating the Merger Agreement with Atlantic, it was a requirement of Atlantic that at the closing of the Merger, we will have disposed of our pre-Merger business operations, including all or substantially all of our assets, and will have transferred or satisfied all of our pre-Merger liabilities, other than those pre-Merger liabilities that we have expressly agreed to retain pursuant to the Merger Agreement.

Summary of Risk Factors Related to Lyneer

Lyneer’s business is subject to numerous risks and uncertainties that could affect our business and our company following consummation of the Merger. The significant risks include, but are not limited to, the following:

●	Lyneer’s history of losses may harm our ability to obtain additional financing;

●	Lyneer’s ability to restructure its existing debt obligations and to eliminate existing joint and several liability with its current parent company, IDC;

●	following the consummation of the Merger, a default by Lyneer on its existing credit facilities could result in foreclosure on IDC’s controlling ownership interest in our company and foreclosure on our ownership of the equity securities of Lyneer;

●	Lyneer’s ability to retain its largest clients;

●	Lyneer’s ability to integrate the combined operations of our previously-acquired companies;

●	our ability to make future acquisitions following the Merger, and effectively integrate any future combined operations;

●	general economic conditions in the United States;

●	our ability to achieve and maintain profitability following the Merger;

●	our ability to sustain or grow our customer base for Lyneer’s current services and provide superior customer service;

●	our liquidity and working capital requirements following the Merger, including our cash requirements over the next 12 months;

●	our ability to relist our securities on the Nasdaq Capital Market following the Merger and to satisfy and maintain the ongoing listing requirements for the Nasdaq Capital Market;

●	compliance with the U.S. regulations applicable to our business;

●	our ability to implement Atlantic’s roll-up strategy and future plans of operations;

●	expectations regarding the size of Lyneer’s market;

●	our expectations following the Merger regarding the future market demand for our services;

●	compliance with applicable laws and regulatory changes;

●	our ability to identify, attract and retain qualified personnel and the loss of key personnel;

●	the limitation of liability and indemnification of our officers and directors following the Merger;

●	economic conditions affecting the staffing industry in which Lyneer operates;

●	maintaining Lyneer’s intellectual property rights and any potential litigation involving intellectual property rights;

●	our ability following the Merger to anticipate and adapt to a developing market(s) and to technological changes;

●	following the Merger, acceptance by customers of any new services;

●	a competitive environment characterized by numerous, well-established and well-capitalized competitors;

●	the ability to develop and upgrade our technology and information systems and keep up with rapidly evolving industry standards;

●	any interruption in the supply of services;

●	discontinuance of support for our information systems from third party vendors;

●	significant fluctuations in Lyneer’s quarterly operating results;

●	following the Merger, the extent, liquidity, volatility and duration of any public trading market for our securities;

●	the resale of our securities following the Merger could adversely affect the market price of our common stock and our ability to raise additional equity capital;

●	we may become subject to “penny stock” rules, which could damage our reputation and the ability of investors to sell their shares; and

●	following the Merger, insiders, including significant stockholders, will continue to have substantial control over our company.

Unless the Merger Agreement has been terminated, Investors should consider the risks and uncertainties relating to the Merger and Lyneer summarized above, as well as the more detailed discussion of such risks and uncertainties included in our in our registration statement on Form S-1 (Registration No. 333-272908) filed with the SEC, a copy of which is publicly available through the SEC’s website at http://www.sec.gov. Additional risks relating to Lyneer not presently known to us or that we currently deem immaterial may also affect us following consummation of the Merger. If, following the Merger, any of these risks occur, our business, financial condition, or results of operations could be materially and adversely affected.

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

To date, we have relied primarily on private debt and equity financing to carry on our business as well as modest revenues generated from the sales of products and services. We have limited financial resources, negative cash flow from operations and no assurance that sufficient funding will be available to us to fund our operating expenses and to further our product development efforts. Based on these and other factors, in our audited consolidated financial statements for the years ended December 31, 2023 and 2022, we concluded that this circumstance raised substantial doubt about our ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in its report on the consolidated financial statements for the years ended December 31, 2023 and 2022, our independent registered public accounting firm included an emphasis of matter paragraph stating that our recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2023 and 2022 do not include any adjustments that may result from the outcome of this uncertainty. We anticipate that we will need to raise additional capital to fund our operations while we implement and execute our business plan. We currently do not have any contracts or commitments for additional financing. However, we expect to seek significant future financing, namely to:

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

The market price of our securities may be volatile, and in the past companies that have experienced volatility in the, market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our directors, executive officers and principal stockholders have substantial control over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

On April 1, 2024, our executive officers, directors and 10% stockholders owned 147,960 shares of our common stock, or approximately 39% of the outstanding shares of our common stock, based on the number of shares outstanding as of such date.  As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our shares have become subject to the penny stock rules, which makes it more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. As our common stock and warrants are no longer registered on a national stock exchange and the price of our common stock is less than $5.00, our common stock is now deemed a penny stock under the SEC penny stock rules. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

We incur significant costs as a result of operating as a public company and our management has devoted substantial time to public company compliance programs.

As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costlier.

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

Risks Relating to Our Proposed Merger with Lyneer

Unless the Merger Agreement has been terminated, you should consider the risks and uncertainties relating to Lyneer summarized under Item 1. “Business” above, as well as the more detailed discussion of such risks and uncertainties included in our registration statement on Form S-1 (Registration No. 333-272908) filed with the SEC, a copy of which is publicly available through the SEC’s website at http://www.sec.gov. Additional risks relating to Lyneer not presently known to us or that we currently deem immaterial may also affect us following consummation of the Merger. If, following the Merger, any of these risks occur, our business, financial condition, or results of operations could be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1B.

ITEM 1C. CYBERSECURITY

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, our board of directors will oversee any cybersecurity risk management framework and a dedicated committee of our board of directors or an officer appointed by our board of directors will review and approve any cybersecurity policies, strategies and risk management practices.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section.

ITEM 2. PROPERTIES.

On February 2, 2022, we entered into a lease agreement for approximately 15,538 square feet of corporate office and laboratory space in Billerica, Massachusetts. The lease has a term of 92 months with the rent escalating from $14,317 to $26,453 per month over the lease term.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Prior to November 13, 2023, our common stock traded on the Nasdaq Capital Market under the symbol SQLL. Nasdaq suspended trading in our common stock effective at the open of trading on November 13, 2023 due to our failure to comply with Nasdaq Listing Rule 5550(a)(4), which required us to have a minimum of 500,000 publicly-held shares of common stock, exclusive of shares held by officers, directors and 10% stockholders. Since November 13, 2023, our common stock has been listed for quotation on the OTC Pink Market under the trading symbol “SEQL.”. Trading in our common stock in the over-the-counter market has been limited and the quotations for our common stock on the OTC Pink Market are not necessarily indicative of actual market values. During the period from November 13, 2023 to April 1, 2024, the high and low closing bid price of our common stock on the OTC Pink Market was $6.60 and $1.40 respectively. All quotations for the OTC Pink Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On April 1, 2024, the closing bid price for our common stock on the OTC Pink Market as reported by the quotation service operated by the OTC Markets Group was $1.40.

Holders

As of April 1, 2024, there were approximately 17 stockholders of record, according to the records of our transfer agent, and an unknown number of additional holders of common stock held in ‘street name’.

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

Issuer Purchases of Equity Securities

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements for the year ended December 31, 2023, and related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” section of this report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry and Market Data” in this report.

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

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto within the Consolidated Financial Statements section of this report, and trends discussed in “Risk Factors” within the Business section of this report.

Proposed Merger Agreement

Terms used and not defined in the following discussion have the respective meanings set forth in Note 1 to our consolidated financial statements included in Part IV to this report.

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

For further description of the terms of the Merger Agreement, please refer to Note 1 to the consolidated financial statements.

Results of operations

We incurred net losses of $5,627,591 and $4,094,833 for the year ended December 31, 2023 and 2022, respectively. We had negative cash flow from operating activities of $5,004,558 and $3,662,568 for the year ended December 31, 2023 and 2022, respectively, and had an accumulated deficit of $24,136,275 as of December 31, 2023.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Revenue
Sales	$-	$1,177
Grant revenue	-	77,482
Total revenue	-	78,659

Cost of sales	-	690

Gross profit	-	77,969

Operating expenses
Research and development	2,253,354	1,568,266
General and administrative	3,479,155	2,506,851
Total operating expenses	5,732,509	4,075,117

Operating loss	(5,732,509)	(3,997,148)

Other (income) and expenses
Investment income	(188,716)	(44,879)
Unrealized gain on marketable equity securities	-	(54,508)
Realized loss on marketable equity securities	-	106,324
Interest expense	83,798	90,748

Net loss	(5,627,591)	(4,094,833)
Other comprehensive income
Unrealized gain on marketable debt securities	-	22,451
Reclassification adjustment for net gains included in net loss	(22,451)	-

Total comprehensive loss	$(5,650,042)	$(4,072,382)

Net loss per share - basic and diluted	$(15.03)	$(12.38)

Weighted average common shares - basic and diluted	374,484	330,648

Revenues

Our revenues during the year ended December 31, 2023, were $0 as compared to revenues of $78,659 during the year ended December 31, 2022, representing a decrease of $78,659, or 100%. During the year ended December 31, 2022, revenue included grant revenue of $77,482 and $1,177 from product sales. The decrease in revenue was due to the fact that we do not currently have any active grants under which we are providing services, nor have we sold any of our products to customers. We do not expect to recognize revenues until a market for our sequencing technology further develops.

Gross Profit

Gross profit for the year ended December 31, 2023 was $0, as compared to gross profit of $77,969 for the year ended December 31, 2022, which represented a decrease of $77,969, or 100%, primarily due to the fact that we do not currently have any active grants under which we are providing services, nor have we sold any of our products to customers.

Research and Development Expenses

Research and development expenses increased by $685,088, or 44%, from $1,568,266 for the year ended December 31, 2022 compared to $2,253,354 for the year ended December 31, 2023. The increase in expenses was a result of our progressive return to research and development activities in relation to applications for our tSMS technology to pre-COVID-19 levels prior to entering into the Merger agreement with Lyneer. Going forward, we expect to reduce our research and development expenses until after the closing of the Merger with Lyneer as we continue to preserve our cash resources to effect the Merger.

General and Administrative Expenses

General and administrative expenses increased by $972,304, or 39%, from $2,506,851 for the year ended December 31, 2022 compared to $3,479,155 for the year ended December 31, 2023. The increase was primarily attributable to approximately $705,000 in additional legal and professional fees related to the Merger in order to facilitate SEC filings, increased operating expenses of approximately $105,000 related to accounting, legal, insurance and audit related services, and approximately $96,000 of additional incremental expenses incurred in connection with the Merger. General and administrative expenditures will continue to increase until the closing of the Merger with Lyneer.

Interest and Other Income/Loss

We recognized $188,716 of investment income, of which $106,051 related to marketable debt securities and $82,665 related to cash invested in money market accounts and cash that was held in investments that have a maturity date of less than three months during the year ended December 31, 2023. We recognized $0 of investment income related to marketable securities and $44,879 of income earned from money market accounts during the year ended December 31, 2022.

Interest expense incurred on the promissory notes was $68,370 and $90,748 for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we also incurred $15,428 of interest expense related to our finance lease.

Net Loss

Overall, the net loss increased by $1,532,758, or 37%, to $5,627,591 as compared to $4,094,833 for the year ended December 31, 2022. This increase in net loss was primarily attributable to increased expenses associated with the Merger.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We experienced negative cash flows from operations of $5,004,558 for the year ended December 31, 2023, which included our costs and expenses related to the transactions contemplated by the Merger Agreement. As a result of our recent common stock offerings in August 2021 and February of 2023 and the maturity of our marketable debt securities, we had cash and cash equivalents of we had cash and cash equivalents of $2,693,991 at December 31, 2023.

The Company estimates cash resources will be sufficient to fund its operations into the first quarter of 2025. The Company will need additional capital to fund its planned operations for the next 12 months, if the Merger is not completed. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements for the years ended December 31, 2023 and 2022 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

Since inception, we have funded our operations primarily through equity and debt financings, as well as from modest sales of products and research services. As of December 31, 2023, and we had an accumulated deficit of $24,136,275.

On February 15, 2023, we issued 50,000 shares of common stock to investors at a price of $36.00 per share (after the Reverse Stock Split). The gross proceeds of the issuance were $1.8 million. We incurred offering expenses of approximately $0.3 million, which were paid with proceeds from the common stock issuance.

The Company expects that it will seek to raise additional capital through equity offerings, grant financing, and convertible debt. Additional funds may not be available when it needs them on terms that are acceptable to them, or at all. If adequate funds are not available, it may be required to delay its operational strategies, and to delay or reduce the scope of its research or development programs.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	For the Years Ended December 31,
	2023	2022
Cash proceeds provided by (used in):
Operating activities	$(5,004,558)	$(3,662,568)
Investing activities	4,057,625	1,827,965
Financing activities	1,460,399	-
Net (decrease) increase in cash and cash equivalents	$513,466	$(1,834,603)

Net cash used in operating activities

Net cash used in operating activities was approximately $5.0 million and $3.7 million for the year ended December 31, 2023 and 2022, respectively. The increase in operating spending was a result of our progressive return to research and development activities to levels of pre-COVID-19 pandemic, prior to the announcement of the proposed Merger. In addition, we experienced an increase in our general and administrative spending associated with legal, accounting, and consulting fees in connection with the proposed Merger with Lyneer.

Net cash provided by investing activities

Net cash provided by investing activities was approximately $4.1 million for the year ended December 31, 2023 as compared to approximately $1.8 million for the year ended December 31, 2022. The cash from the investing activities is primarily attributable to the sales and maturities of marketable securities during the years ended December 31, 2023 and 2022.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $1.5 million, and $0, for the year ended December 31, 2023 and 2022, respectively. We issued 50,000 shares of common stock to investors at a price of $36.00 per share during the year ended December 31, 2023 (after the effect of the Reverse Stock Split). The gross proceeds of the issuance was $1.8 million. We incurred offering costs of approximately $0.3 million, which were paid with proceeds from the common stock issuance. No such transaction occurred during the year ended December 31, 2022.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. We adopted this standard on January 1, 2023, which had no material impact on the our consolidated financial statements.

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

Stock-based Compensation

Our stock-based compensation program awards include stock options and restricted stock awards. The fair value of stock option grants is estimated as of the date of the grant using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the fair value of our common stock on the date of the grant. The fair value of the awards is then expensed over the requisite service period, generally the vesting period, for each award as compensation expense.

Our expected stock price volatility assumption is based on the volatility of comparable public companies. The expected term of a stock option granted to employees and directors (including non-employee directors) is based on the average of the contractual term (generally 10 years) and the vesting period. For non-employee options, the expected term is the contractual term. The risk-free interest rate is based on the yield of U.S. Treasury securities consistent with the life of the option. The expected dividend yield was set to zero as wedo not pay dividends on our common stock and there was no expectation of doing so as of the respective grant dates. We recognize forfeitures related to stock-based awards as they occur.

We have periodically granted stock options and restricted stock units to non-employees for services pursuant to ourstock plans at the fair market value on the respective dates of grant. Should we terminate any of our consulting agreements, the unvested options underlying the agreements would be cancelled. For awards granted to non-employees, compensation expense is recognized over the service period.

We granted stock options to purchase an aggregate of 13,550 and 27,125 shares of common stock in the years ended December 31, 2023 and 2022, respectively.

We granted restricted stock units to purchase an aggregate of 13,825 for the year ended December 31, 2023. No such restricted stock units were granted during the year ended December 31, 2022.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2023. As of December 31, 2023, based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2023.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company and a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table provides information regarding our key employees and directors:

Name	Age	Position(s)
Executive Officers
Daniel Jones	43	President, Chief Executive Officer and Chairman
Frances Scally	56	Chief Financial Officer and Secretary

Non-Employee Directors
Patrice M. Milos, Ph.D.	65	Director
Douglas Miscoll	63	Director
David Pfeffer	64	Director

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

The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis. Our bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. We have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape.

Director Independence

While our common stock is no longer listed on the Nasdaq Capital Market, our board of directors has determined that, with respect to our corporate governance, we will continue to comply with the Nasdaq Marketplace Rules. The Nasdaq Marketplace Rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act.

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

Board Diversity Matrix (As of March 31, 2024)
Total Number of Directors	4
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	2		1
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latin
Native Hawaiian or Pacific Islander
White	1	2
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background				1

Board Meetings and Committees

During the year ended December 31, 2023, our board of directors held nine meetings (including regularly scheduled and special meetings), and no director attended fewer than 75% of the total number of meetings of the board of directors and the committees of which he or she was a member. In addition, during the year ended December 31, 2023, our board of directors acted by unanimous written consent on 2 occasions.

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

The audit committee had nine meetings in 2023. The audit committee operates under a written charter that was adopted by our board of directors and satisfies the applicable rules of the SEC and the listing standards of the NASDAQ Stock Market. A copy of the audit committee charter is available on our website at www.seqll. com.

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

Our compensation committee had one meeting in 2023. The compensation committee operates under a written charter that was adopted by our board of directors and satisfies the applicable rules of the SEC and the listing standards of the NASDAQ Stock Market. A copy of the compensation committee charter is available on our website at www.seqll.com.

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

During 2023, our nominating and corporate governance committee met one time. The nominating and corporate governance committee operates under a written charter that was adopted by our board of directors and satisfies the applicable rules of the SEC and the listing standards of the NASDAQ Stock Market. A copy of the nominating and corporate governance committee charter is available on our website at www.seqll.com.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth total compensation paid to our executive officers for the years ended December 31, 2023 and 2022.

							Nonqualified
						Non-Equity	Deferred
					Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus		Awards(1)	Compensation	Earnings	Compensation	Total
Daniel Jones	2023	$260,673	$—		$—	—	—	—	$260,673
Chief Executive Officer	2022	225,000	50,000	(4)	178,179	—	—	—	453,179
John W. Kennedy(3)	2023	—	—		—	—	—	—	—
Chief Financial Officer	2022	115,000	100,000		133,634	—	—	—	248,634
Frances Scally(5)	2023	145,000	—		—	—	—	—	145,000
	2022	78,250	—		—	—	—	—	78,250

(1)	The amounts reported in the “Option Awards” column reflect the aggregate fair value of stock -based compensation awarded during the year computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 2 to SeqLL’s consolidated financial statements for the year ended December 31, 2022 available at www.sec.gov regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.
(2)	Of this bonus, $75,000 was deferred to, and paid in, 2022. Mr. Jones shall resign from his positions with our company upon the completion of the Merger.
(3)	Mr. Kennedy resigned his position as our Chief Financial Officer on August 9, 2022.
(4)	The $50,000 bonus was paid in 2023.
(5)	Ms. Scally was appointed our Chief Financial Officer on August 8, 2022. Ms. Scally is a consultant to our company and all compensation for her services is paid to DLA, LLC, a financial consulting firm with which Ms. Scally is employed. Ms. Scally shall resign from her position with our company upon the completion of the Merger.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
2014 Equity Incentive Plan – Equity compensation plan approved by security holders	54,020	$72.55	19,655
Equity compensation plans not approved by security holders	--	--	—
Total	54,020	$72.55	19,655

SeqLL Inc. 2014 Equity Incentive Plan

Our board of directors and our stockholders originally approved our 2014 Equity Incentive Plan, or the 2014 Plan, in April 2014. Our 2014 Plan allows for the grant of equity-based awards to our and our affiliates’ officers, employees, directors and key persons. On March 18, 2021, our board of directors and stockholders approved an amendment and restatement of our 2014 Plan to increase the number of shares of common stock available for equity awards under the 2014 plan to 87,500   shares. The description below is of our 2014 Plan as amended and restated, except as otherwise noted.

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

Authorized Shares. As of December 31, 2023, a total of 87,500 shares of our common stock were authorized for issuance under our 2014 Plan, and at such date, stock grants of an aggregate of 67,845shares had been made under the 2014 Plan, and 19,655 shares authorized under the 2014 Plan remained available for award purposes. All of the authorized shares may be issued pursuant to incentive stock options. The shares available for issuance may be authorized but unissued shares or shares reacquired by us and held in its treasury. The share reserve under our 2014 Plan is depleted by the maximum number of shares, if any, that may be issuable under an award as determined at the time of grant. However, awards that may only be settled in cash (determined at the time of grant) do not deplete the share reserve.

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

Incentive Plan Awards

We did not make any stock option grants to our executive officers during the fiscal year ended December 31, 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested
Daniel Jones	4,460	—	$98.40	9/5/2028	—	$—
Daniel Jones	2,396	2,604	$69.20	1/13/2032	—	—

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

The following table sets forth the director compensation we accrued in the year ended December 31, 2023 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash		Option Awards		Total ($)
Douglas Miscoll	$50,000			$—	$50,000
David Pfeffer	60,000	(1)		—	60,000
Patrice M. Milos, Ph.D.	50,000			—	50,000
	—			—	—
Total:	$160,000		$		$160,000

(1)	Of the amount reported in the “Fees or Paid in Cash” column, $10,000 was deferred to and paid in 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 1, 2024 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after April 1, 2024. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The applicable percentage ownership is based on 380,648 shares of common stock outstanding as of April 1, 2024.

Unless otherwise noted below, the address of the persons listed on the table is c/o SeqLL Inc., 3 Federal Street, Billerica, Massachusetts 01821.

Name and Address of Beneficial Owner	Number of Shares	Percentage
Executive Officers and Directors
Daniel Jones(1)	67,081	17.3%
Frances Scally	-	-
Dr. Patrice M. Milos(2)	2,176	*
Douglas Miscoll(3)	4,080	1.1
David Pfeffer(4)	2,155	*
All directors and executive officers as a group (5 persons)	75,492	19.2
5% Stockholders
William C. St. Laurent(5)	87,105	22.8
St. Laurent Investments, LLC(6)	38,932	10.2
Wendy St. Laurent(7)	18,607	4.9

*	Represents beneficial ownership of less than 1%.

(1)	Includes (i) 59,809 shares of common stock and (ii) 7,272 shares of common stock issuable upon the exercise of currently exercisable stock options.

(2)	Includes (i) 250 shares of common stock and (ii) 1,926 shares of common stock issuable upon the exercise of currently exercisable stock options.

(3)	Includes (i) 1,369 shares of common stock and (ii) 2,711 shares of common stock issuable upon the exercise of currently exercisable stock options.

(4)	Includes (i) 500 shares of common stock and (ii) 1,655 shares of common stock issuable upon the exercise of currently exercisable stock options.

(5)	Includes (i) 406 shares of common stock issuable upon the exercise of currently exercisable stock options and (ii) 18,607 shares of common stock held by Mr. St. Laurent’s spouse, (iii) 38,932 shares of common stock beneficially owned by St. Laurent Investments LLC, (iv) 14,580 shares of common stock beneficially owned by the Georges C. St. Laurent III Descendants’ Trust and (v) 14,580 shares of common stock beneficially owned by the William C. St Laurent Descendant’s Trust. The address of Mr. St. Laurent is 120 NE 136 Avenue, Vancouver, WA 98684.

(6)	Includes (i) 38,265 shares of common stock, and (ii) 667 shares of common stock issuable upon the exercise of currently exercisable warrants. William C. St. Laurent is the managing member of St. Laurent Investments, LLC and, as a result, may be deemed to have voting and investment power with respect to the shares held by St. Laurent Investments, LLC. The address of St. Laurent Investments, LLC is 120 NE 136 Avenue, Vancouver, WA 98684.

(7)	The address of Wendy St. Laurent is 120 NE 136 Avenue, Vancouver, WA 98684.

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

Related Party Transactions

At December 31, 2023, the Company had the following outstanding payables to affiliated parties for past services:

December 31, 2023

SeqLL Omics Inc.	$73,764
St. Laurent Realty, Inc.	7,558
Total related party payables	$81,322

St. Laurent Realty, Inc. assisted the Company by previously providing corporate accounting support, this entity is affiliated with William C. St. Laurent, a former member of the Company’s board of directors.

SeqLL Omics was formed by Daniel Jones, the Chairman of the Board and Chief Executive Officer of the Company, and certain other Company employees, for the purpose of carrying on the Company’s pre-Merger business after the Mergers. SeqLL Omics currently performs research and development services for the Company, in order to facilitate the Company’s pre-Merger research and development efforts. The Company incurred $73,764 in relation to the services provided by SeqLL Omics during the year ended December 31, 2023.

From April 29, 2019 to April 29, 2020, we entered into a series of non-convertible promissory notes (the “Promissory Notes”) with St. Laurent Investments LLC amounting to $1,375,000. The Promissory Notes, as amended, are accruing interest at 5% per annum. In June 2022, we entered into an agreement with St. Laurent Investments LLC to extend the maturity date of the Promissory Note to July 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to us for professional services rendered by Wolf & Co. for the years ended December 31, 2023 and 2022:

Services	2023	2022
Audit fees	$165,500	$147,800
Audit-related fees	109,350	8,700
Total fees	$274,850	$156,500

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.

(2)

Audit-Related Fees — Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.”.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporation by Reference
Exhibit Number	Description of Exhibits	Form	Filing Date	Exhibit Number
2.1	Agreement and Plan of Reorganization	8-K	5/31/23	2.1
2.2	Amendment No. 1 to Agreement and Plan of Reorganization effective as of June 22, 2023	8-K	6/23/23	2.2
2.3	Amendment No. 2 to Agreement and Plan of Reorganization effective as of October 5, 2023	S-1/A	10/18/23	2.3
2.4	Amendment No. 3 to Agreement and Plan of Reorganization effective as of October 17, 2023	S-1/A	10/18/23	2.4
2.5	Amendment No. 4 to Agreement and Plan of Reorganization effective as of November 3, 2023	S-1/A	11/7/23	2.5
2.6	Amendment No. 5 to Agreement and Plan of Reorganization effective as of January 16, 2024	8-K	1/18/24	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	8/31/21	3.1
3.2	Amended and Restated Bylaws	8-K	8/31/21	3.2
4.1	Description of Securities	10-K	3/23/22	4.1
4.2	Specimen common stock certificate	S-1/A	5/22/19	4.1
4.3	Warrant Agency Agreement dated as of August 31, 2021 between SeqLL Inc. and VSTOCK Transfer LLC	8-K	8/31/21	10.1
4.4	Form of Common Stock Purchase Warrant	S-1/A	8/16/21	4.6
10.1#	Amended and Restated 2014 Equity Incentive Plan	S-1	3/31/21	10.1
10.2	License Agreement dated March 15, 2013 between SeqLL, LLC and Helicos Biosciences Corporation	S-1	4/23/19	10.2
10.3	Sub-License Agreement dated March 15, 2013 between SeqLL, LLC and Helicos Biosciences Corporation	S-1	4/23/19	10.3
10.4	Asset Purchase Agreement dated as of May 29, 2023	8-K	5/31/23	10.1
10.13	Investor Rights Agreement dated as of September 30, 2018	S-1/A	5/28/21	10.13
22*	Subsidiaries of the Registrant
23*	Consent of Wolf & Company, P.C.
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

#	Indicates a management contract or compensatory plan.

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of April, 2024.

SEQLL INC.

By:	/s/ Daniel Jones
Daniel Jones Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Jones	Chief Executive Officer and Chairman	April 9, 2024
Daniel Jones	(Principal Executive Officer)

/s/ Frances Scally	Chief Financial Officer and Secretary	April 9, 2024
Frances Scally	(Principal Financial and Accounting Officer)

/s/ Douglas Miscoll	Director	April 9, 2024
Douglas Miscoll

/s/ David Pfeffer	Director	April 9, 2024
David Pfeffer

/s/ Dr. Patrice Milos	Director	April 9, 2024
Dr. Patrice Milos

SEQLL INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of SeqLL, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SeqLL, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a significant accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, MA

April 9, 2024

SeqLL Inc.

Consolidated Balance Sheets

	December 31,
	2023	2022
Assets

Current assets
Cash and cash equivalents	$2,693,991	$2,180,525
Marketable securities	-	4,036,014
Accounts receivable, net of allowance for doubtful accounts of $24,507 and $6,016 as of December 31, 2023 and 2022, respectively	2,723	21,214
Other receivables	-	60,000
Inventory	-	165,852
Prepaid expenses	32,933	171,859
Total current assets	2,729,647	6,635,464
Other assets
Property and equipment, net	625,360	530,108
Operating lease right-of-use asset	998,346	1,129,715
Other assets	83,008	118,954
Total assets	$4,436,361	$8,414,241

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$522,940	$622,436
Accrued expenses	375,191	495,462
Current portion of finance lease liability	59,659	-
Current portion of operating lease liability	198,314	110,114
Non-convertible promissory notes	1,375,000	-
Total current liabilities	2,531,104	1,228,012

Non-current liabilities
Finance lease liability, less current portion	51,481	-
Operating lease liability, less current portion	1,246,033	1,444,343
Non-convertible promissory notes - long-term	-	1,375,000
Total non-current liabilities	1,297,514	2,819,343

Total liabilities	3,828,618	4,047,355

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 300,000,000 shares authorized; 380,648 and 330,648 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	4	3
Additional paid-in capital	24,744,014	22,853,116
Accumulated deficit	(24,136,275)	(18,508,684)
Accumulated other comprehensive income	-	22,451
Total stockholders’ equity	607,743	4,366,886
Total liabilities and stockholders’ equity	$4,436,361	$8,414,241

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Reflects a 1-for-40 reverse stock split effective August 30, 2023

SeqLL Inc.

Consolidated Statements of Operations and Comprehensive Loss

	December 31,
	2023	2022
Revenue
Sales	$-	$1,177
Grant revenue	-	77,482
Total revenue	-	78,659

Cost of sales	-	690

Gross profit	-	77,969

Operating expenses
Research and development	2,253,354	1,568,266
General and administrative	3,479,155	2,506,851
Total operating expenses	5,732,509	4,075,117

Operating loss	(5,732,509)	(3,997,148)

Other (income) and expenses
Investment income	(82,665)	(44,879)
Unrealized gain on marketable equity securities	-	(54,508)
Realized loss (gain) on marketable equity securities	(106,051)	106,324
Interest expense, net	83,798	90,748

Net loss	(5,627,591)	(4,094,833)
Other comprehensive income
Unrealized gain on marketable debt securities	-	22,451
Reclassification adjustment for net gains included in net loss	(22,451)	-

Total comprehensive loss	$(5,650,042)	$(4,072,382)

Net loss per share – basic and diluted	$(15.03)	$(12.38)

Weighted average common shares – basic and diluted	374,484	330,648

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Reflects a 1-for-40 reverse stock split effective August 30, 2023

SeqLL Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	-	$-	330,648	$3	$22,596,216	$-	$(14,413,851)	8,182,368
Stock-based compensation expense	-	-	-	-	256,900	-	-	256,900
Other comprehensive income	-	-	-	-	-	22,451	-	22,451
Net loss	-	-	-	-	-	-	(4,094,833)	(4,094,833)
Balance as of December 31, 2022	-	$-	330,648	$3	$22,853,116	$22,451	$(18,508,684)	$4,366,886
Issuance of common stock, net of issuance costs of $300,750	-	-	50,000	1	1,499,249	-	-	1,499,250
Stock-based compensation expense	-	-	-	-	391,649	-	-	391,649
Other comprehensive loss	-	-	-	-	-	(22,451)	-	(22,451)
Net loss	-	-	-	-	-	-	(5,627,591)	(5,627,591)
Balance as of December 31, 2023	-	$-	380,648	$4	$24,744,014	$-	$(24,136,275)	$607,743

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

Reflects a 1-for-40 reverse stock split effective August 30, 2023

SeqLL Inc.

Consolidated Statements of Cash Flows

	December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(5,627,591)	$(4,094,833)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	154,234	87,937
Write-off of obsolete inventory	165,852	79,011
Unrealized gain on marketable equity securities	-	(54,508)
Realized (gain)/loss on marketable debt and equity securities	(106,051)	106,324
Provision for bad debts	78,491	-
Stock-based compensation	391,649	256,900
Non-cash lease expense	21,259	111,984
Changes in operating assets and liabilities
Accounts receivable, net	-	9,500
Other receivables	-	(25,035)
Prepaid expenses	101,420	14,197
Inventory	-	(20,708)
Other assets	35,946	(68,466)
Accounts payable	(99,496)	(248,928)
Accrued expenses	(120,271)	184,057
Net cash used in operating activities	(5,004,558)	(3,662,568)

Cash Flows from Investing Activities
Purchases of lab equipment	(61,989)	(40,020)
Purchases of marketable debt securities	(2,800,386)	(4,014,153)
Proceeds from sales of marketable equity securities	-	5,882,138
Maturity of marketable debt securities	6,920,000	-
Net cash provided by investing activities	4,057,625	1,827,965

Cash Flows from Financing Activities
Proceeds from issuance of common stock, gross	1,800,000	-
Payment for issuance costs of common stock	(300,750)	-
Repayments of finance lease liability	(38,851)	-
Net cash provided by financing activities	1,460,399	-

Net increase (decrease) in cash and cash equivalents	513,466	(1,834,603)

Cash and cash equivalents, beginning of period	2,180,525	4,015,128

Cash and cash equivalents, end of period	$2,693,991	$2,180,525

Supplemental disclosure of cash flow information and non-cash financing transactions
Right-of-use asset acquired through operating lease	$-	$1,257,495
Fixed assets acquired through finance lease	$187,497	$-
Leasehold improvements financed through tenant improvement allowance	$-	$312,758

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

SeqLL Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

On April 26, 2023, SeqLL Merger LLC (“SeqLL Merger Sub”) was formed in the State of Delaware as a wholly-owned subsidiary of the Company. SeqLL Merger Sub was formed solely for the purpose of completing the Mergers (defined below). SeqLL Merger Sub has not carried on any activities as of December 31, 2023, except for activities incidental to its formation and activities undertaken in connection with the Merger.

On August 30, 2023, the Company executed one-for-40 reverse stock split as disclosed further below.

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

The obligation of each of the Company, Atlantic and Lyneer, and their respective subsidiaries, to complete the Mergers is subject to the fulfillment (or waiver, to the extent permissible under applicable law) of certain customary closing conditions, plus the conditions that (i) the stockholders of the Company shall have approved the issuance of the shares of the Company’s common stock in the Mergers, (ii) the Company completes the Capital Raise to certain amount of gross proceeds as defined in the Merger Agreement, part of which will be used to pay the Cash Consideration (as defined in the Merger Agreement), and (iii) the Company maintains the continued listing of the Company’s common stock on the Nasdaq Capital Market following the Mergers.

The Merger Agreement, as most recently amended on January 16, 2024, contains certain termination rights, including (i) by mutual consent of the Company, Atlantic, IDC and Lyneer Management, (ii) by any of the Company, Atlantic, IDC or Lyneer Management upon a material breach of the representations or of any covenants or agreements of certain other parties, (iii) by any of the Company, Atlantic, IDC or Lyneer Management if the Mergers have not been consummated by March 15, 2024 (the “Termination Date”), (iv) by any of the Company, Atlantic, IDC or Lyneer Management if any governmental authority shall have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement, (v) by any of the Company, Atlantic, IDC or Lyneer Management if the special meeting of the Company’s stockholders has been held and the approval of the issuance of the common stock of the Company in the Mergers and the change of control of the Company that will be effected as a result of such issuance and certain other proposals contemplated by the related proxy statement was not approved, or (vi) by Atlantic, IDC or Lyneer Management if the Company is in breach of the rules and regulations of the Nasdaq Stock Market LLC (“Nasdaq”) or has received a notice from Nasdaq relating to the delisting or maintenance of listing of the Company’s common stock on Nasdaq and the Company fails to cure and maintain its listing on Nasdaq prior to the closing of the Mergers.

Prior to its amendment, under the terms of the Merger Agreement, in connection with the consummation of the Mergers, the Company was required to declare (i) a cash dividend payable to its stockholders of record as of April 26, 2023 (the “Record Date”) in an amount equal to the Company’s cash and cash equivalents as of the closing date of the SeqLL Merger (exclusive of any proceeds of the Capital Raise), less any amounts withheld for taxes and certain other obligations as of such date and (ii) a stock dividend issuable to such stockholders of an aggregate of 819,352 shares of the Company’s common stock, assuming a public offering price of $10.00 per share in the Capital Raise. Subsequent amendments removed the requirement for the declaration of such dividends in consideration of the Company’s agreement to make a settlement offer within 90 days of the closing of the Mergers to its stockholders of record as of the Record Date for such dividends to settle any claims for failing to pay such dividends by issuing to such stockholders the amount of cash and the number of shares of the Company’s common stock that such stockholders would have received had such dividends been declared and made.

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

Asset Purchase Agreement

In connection with the execution and delivery of the Merger Agreement, the Company entered into an asset purchase agreement (“Asset Purchase Agreement”) with SeqLL Omics, Inc., a Delaware corporation (“SeqLL Omics”) on May 29, 2023. SeqLL Omics was formed by Daniel Jones, the Chairman of the Board and Chief Executive Officer of the Company, and certain other Company employees, for the purpose of carrying on the Company’s pre-Merger business after the Mergers. Subject to the terms and conditions of the Asset Purchase Agreement, including the consummation of the Mergers, SeqLL Omics has agreed to purchase from the Company, and the Company has agreed to sell to SeqLL Omics, for a purchase price of $1,000, all of the Company’s rights, title and interests in the assets and properties of the Company as it exists immediately prior to consummation of the Mergers, excluding cash and cash equivalents, including without limitation:

●	all inventory;

●	all leasehold interests in real estate;

●	all contracts with customers, vendors and suppliers and all technology license agreements;

●	all intellectual property and general intangibles;

●	all equipment and other tangible assets used in, or related to, its business operations; and

●	all accounts receivable.

In addition to keeping its cash and cash equivalents, the Company will not sell or transfer, and SeqLL Omics will not acquire, certain contracts unrelated to the Company’s pre-Merger business operations, the Company’s corporate records or its rights under the Merger Agreement.

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

Delisting from the Nasdaq Stock Market

On September 8, 2023, and September 18, 2023, the Company received letters from Nasdaq regarding our compliance with Nasdaq Listing Rule 5550(a)(4), which requires us to have a minimum of 500,000 publicly-held shares of common stock, exclusive of shares held by officers, directors and 10% stockholders. The letters from Nasdaq indicated that according to its calculations, as of September 7, 2023, the Company no longer met the requirements of such Rule, and the Company was given until September 25, 2023 to submit a plan to Nasdaq to regain compliance. On September 22, 2023, the Company advised Nasdaq that it expected to regain compliance with Rule 5550(a)(4) upon consummation of the Merger   and Nasdaq granted the Company an extension through October 15, 2023 to demonstrate compliance with the public float rule. On October 16, 2023, the Company submitted a late request asking that the public float exception be extended through October 31, 2023. On October 17, 2023, Nasdaq issued a final extension to October 31, 2023 and advised the Company that no further continuances would be granted and that the Company’s failure to meet the terms of the extension would result in the immediate delisting of our securities from Nasdaq.

On November 9, 2023, the Company confirmed to Nasdaq that our public float as of October 31, 2023 and November 10, 2023, was below the minimum requirement in Rule 5550(a)(4). On November 10, 2023, the Company received a letter from Nasdaq indicating that, in light of the Company’s inability to meet the terms of Nasdaq’s amended decision of October 17, 2023, Nasdaq determined to delist the Company’s securities from Nasdaq. Nasdaq suspended trading in the Company’s securities effective at the open of trading on November 13, 2023. As the Company is pursuing a new listing of its securities on Nasdaq, the Company has withdrawn its request for a hearing on the delisting.

On February 21, 2024, the Company received the remove from listing notice from Nasdaq as it relates to the Company’s common stock and warrants.

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

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We experienced negative cash flows from operations of $5,004,558 for the year ended December 31, 2023, which included our costs and expenses related to the transactions contemplated by the Merger Agreement. As a result of our recent common stock offerings in August 2021 and February of 2023 and the maturity of our marketable debt securities, we had cash and cash equivalents of we had cash and cash equivalents of $2,693,991 at December 31, 2023.

The Company estimates cash resources will be sufficient to fund its operations into the first quarter of 2025. The Company will need additional capital to fund its planned operations for the next 12 months, if the Merger is not completed. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements for the years ended December 31, 2023 and 2022 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

Since inception, we have funded our operations primarily through equity and debt financings, as well as from modest sales of products and research services. As of December 31, 2023, and we had an accumulated deficit of $24,136,275.

The Company expects that it will seek to raise additional capital through equity offerings, grant financing, and convertible debt. Additional funds may not be available when it needs them on terms that are acceptable to them, or at all. If adequate funds are not available, it may be required to delay its operational strategies, and to delay or reduce the scope of its research or development programs.

Note 2 – Significant Accounting Policies

A summary of significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are as follows:

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include but are not limited to stock-based compensation expense, and discount rates used to establish operating and finance lease liabilities. Actual results could differ from those estimates and changes in estimates may occur.

Cash and Cash Equivalents

The Company considers all highly liquid securities readily convertible to cash that mature within three months or less from the original date of purchase to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are held by financial institutions and are federally insured up to certain limits. At times, the Company’s cash and cash equivalents balance exceeds the federally insured limits. As of December 31, 2023, the Company has not experienced a loss on its accounts for which it exceeds federally insured deposit limits, and does not expect a loss to occur.

Accounts Receivable

Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and monitors economic conditions to identify facts and circumstances that may indicate its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated credit losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts deemed uncollectible are charged or written-off against the reserve. The allowance for doubtful accounts was $24,507 and $6,016 as of December 31, 2023, and 2022.

Investments in marketable securities

The Company accounts for its investments in debt securities in accordance with Accounting Standards Codification (“ASC”) 320, Investments — Debt Securities (“ASC 320”). Debt securities (which were comprised of investments in U.S. Treasury Securities at December 31, 2022), are measured at fair value, based on quoted market prices. As the Company has classified its investments in debt securities as available-for-sale, the Company recognizes all unrealized gains and losses in other comprehensive income, net of tax, and recognizes all realized gains and losses in net income/loss within the Company’s consolidated statement of operations and comprehensive loss.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Lab and office equipment are depreciated over a five-year period. Leasehold improvements are depreciated over the shorter of the useful life and the term of the lease. Refer to Leases below for the Company’s finance lease accounting policy. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the balance sheet and any resulting gains or losses are included in the consolidated statement of operations and comprehensive loss in the period of disposals.

Long-lived Assets

The Company assesses, on an annual basis, the recoverability of the carrying amount of long-lived assets used in continuing operations. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flow expected to be generated by the asset. A loss is recognized when expected future cash flow (undiscounted and without interest) are less than the carrying amount of the asset. The impairment loss is determined as the difference by which the carrying amount of the asset exceeds its fair value. No impairments were recognized in the years ended December 31, 2023, and 2022.

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

The Company recognized $0 in revenues from gene sequencing services for the years ended December 31, 2023 and 2022, respectively. The Company recognized $0 and $1,177 in revenues from product sales for the years ended December 31, 2023 and 2022, respectively.

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

The Company recognizes NIH grant revenue as reimbursable grant costs that are incurred up to pre-approved award limits within the budget period. The costs associated with these reimbursements are reflected as a component of research and development expense in the accompanying consolidated statements of operations and comprehensive loss. In the years ended December 31, 2023, and 2022, the Company recognized grant revenue of $0 and $77,482, respectively.

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

The Company has no accruals for interest or penalties related to income tax matters. Tax years subsequent to 2020 remain open to examination by federal and state tax authorities.

Stock-based Compensation

The Company’s stock-based compensation program awards include stock options and restricted stock awards. The fair value of stock option grants is estimated as of the date of the grant using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the fair value of the Company’s common stock on the date of the grant. The fair value of the awards is then expensed over the requisite service period, generally the vesting period, for each award as compensation expense.

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

The Company has periodically granted stock options and restricted stock units to non-employees for services pursuant to the Company’s stock plans at the fair market value on the respective dates of grant. Should the Company terminate any of its consulting agreements, the unvested options underlying the agreements would be cancelled. For awards granted to non-employees, compensation expense is recognized over the service period.

The assumptions used in determining the fair value of share-based awards granted during the years ended December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Risk-free interest rate	3.59% – 4.13%	1.64%
Expected option life	6 – 6.1 years	6 – 6.1 years
Expected dividend yield	0%	0%
Expected stock price volatility	57%	54%

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

Segments

The Company operates in a single business segment that includes the design, development and commercialization of products and services based on its proprietary genetic analysis technologies.

Leases

The Company accounts for its leases in accordance with ASU No. 2016-02, Leases (Topic 842). The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company classifies its leases as either finance or operating leases, with classification affecting the pattern of expense recognition in the Company’s consolidated financial statements. The Company accounts for the leases of less than 12 months as short-term leases.

The Company recognizes right-of-use assets and lease liabilities that represent the net present value of future lease payments utilizing the discount rate implicit in the lease. If the implicit rate is not available, the Company uses incremental borrowing rate. The Company amortizes the right-of-use assets over the remaining terms of the specific lease.

The Company’s operating lease is included in Operating lease right-of-use asset, and Current portion of operating lease liability and Operating lease liability, less current portion in the consolidated balance sheets.

The Company’s finance lease is included in Property and equipment, net, Current portion of finance lease liability and Finance lease liability, less current portion in the consolidated balance sheets.

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

The following potential shares of common stock were not considered in the computation of diluted net loss per share as their effect would have been antidilutive:

	December 31,
	2023	2022
Restricted stock units	13,825	-
Stock options	54,020	50,098
Warrants for common stock	95,777	109,705

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2023, which had no material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

The Company does not believe that any recently issued but not yet effective accounting pronouncements will have a material effect on the accompanying consolidated financial statements.

Note 3 – Property and Equipment, net

Property and equipment are recorded at historical cost and consist of the following:

	December 31,
	2023	2022
Lab equipment	$739,557	$767,010
Leasehold improvements	357,006	312,758
Office equipment	23,193	23,193
	1,119,756	1,102,961
Less: accumulated depreciation	(494,396)	(572,853)
	$625,360	$530,108

During the year ended December 31, 2023, the Company wrote off $232,693 of fully depreciated obsolete assets.

Depreciation expense amounted to $154,234 and $86,397 for the years ended December 31, 2023 and 2022, respectively, of which $28,125 and $0 related to the equipment under the finance lease for the years ended December 31, 2023 and 2022, respectively.

Note 4 – Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2023	2022
Accrued interest	375,191	306,821
Accrued bonuses	-	135,000
Other	-	53,641
	$375,191	$495,462

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

The Company did not have any assets or liabilities that were measured at fair value on a recurring basis as of December 31, 2023.

The following table summarizes fair value measurements by level on December 31, 2022 of the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
U.S. government and agency obligations	$4,036,014	$4,036,014	-	-

There are no assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2023 and 2022.

The carrying values of financial instruments such as accounts receivable, net, other receivables, accounts payable, and accrued expenses approximated their fair values as of December 31, 2023 and December 31, 2022 due to their short-term maturities. The carrying value of the Company’s Non-Convertible Promissory Notes approximated its fair value as of December 31, 2023 and December 31, 2022.

Note 6 – Stock Option Plan

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) permits the grant of options and restricted stock units for its common stock and shares of common stock to its employees, board members and consultants for up to 87,500 shares.

As of December 31, 2023, there were 19,655 shares available for future issuance under the 2014 Plan. Generally, option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant and vest over a period of three to four years. No option may have a term in excess of ten years from the option grant date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined by the 2014 Plan). The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $11.60 and $35.60, respectively, per share.

The stock option activity for the year ended December 31, 2023 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2022	50,098	$75.20	7.09
Granted	13,550	$20.04	10.00
Cancelled/Forfeited	(9,628)	$116.68
Outstanding of December 31, 2023	54,020	$72.55	6.81
Exercisable at December 31, 2023	27,075	$50.56	2.53

The restricted stock unit activity for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2022	-	$-	-
Granted	13,825	$25.60
Outstanding of December 31, 2023	13,825	$25.60	9.17
Exercisable at December 31, 2023	-	$-	-

During the years ended December 31, 2023 and 2022, the Company recorded $391,649 and $256,900 of stock-based compensation associated with granted and vested stock options and restricted stock units, respectively. As of December 31, 2023, there was $682,312 of unrecognized compensation expense related to unvested stock-based compensation awards, which will be recognized over approximately 1.16 years.

Note 7 – Related Party Transactions

At December 31, 2023 and 2022, the Company had the following outstanding payables, which are included within the Company’s accounts payable above, to affiliated parties for past services:

	December 31, 2023	December 31, 2022
SeqLL Omics Inc.	$73,764	$-
Genomic Diagnostic Technologies	-	925
St. Laurent Institute	-	232,418
St. Laurent Realty, Inc.	7,558	7,558
Total related party payables	$81,322	$240,901

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

SeqLL Omics was formed by Daniel Jones, the Chairman of the Board and Chief Executive Officer of the Company, and certain other Company employees, for the purpose of carrying on the Company’s pre-Merger business after the Mergers. SeqLL Omics currently performs research and development services for the Company, in order to facilitate the Company’s pre-Merger research and development efforts. The Company incurred $73,764 in relation to the services provided by SeqLL Omics during the year ended December 31, 2023.

Note 8 – Notes Payable

From April 29, 2019, to April 29, 2020, the Company entered into a series of non-convertible promissory notes, as amended (the “Promissory Notes”) with a certain preferred stockholder amounting to $1,375,000. The Promissory Notes had a one-year term with interest accruing at 5% per annum. In June 2022, the Company entered into an agreement with St. Laurent Investments LLC to extend the maturity date of the $1,375,000 Promissory Note to July 31, 2024. The Company accounted for this transaction as a modification on a prospective basis.

For the years ended December 31, 2023 and 2022, interest expense related to the non-convertible promissory notes was $68,370 and $90,748, respectively.

Note 9 – Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase common stock as of December 31, 2023:

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
	95,777

During the year ended December 31, 2023, warrants to purchase 12,162 and 1,763 shares of common stock with an exercise price of $86.40 and $124.00, respectively, expired.

During the year ended December 31, 2022, warrants to purchase 130 shares of common stock with an exercise price of $124.00 expired.

Note 10 – Marketable Securities

The Company did not hold any marketable securities as of December 31, 2023.

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

The Company’s interest and dividend income amounted to $106,051 and $44,879 for the years ended December 31, 2023, and 2022, respectively.

Note 11 - Income Taxes

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

The Company is subject to United States federal and Massachusetts state income taxes at an approximate combined rate of 29% in 2023. During the years ended December 31, 2023 and 2022, there was no provision for income taxes as the Company incurred losses during both periods. The primary component of the Company’s deferred tax assets are its net operating loss carryforwards. At December 31, 2023, the Company has a federal and state net, operating loss carryforward of approximately $21,893,488 and $21,486,471, respectively, which begin expiring in 2034.

The Company’s 2018 and after federal net operating losses can be carried forward indefinitely.

The valuation allowance against deferred tax assets was approximately $6.3 million and $5.5 million as of December 31, 2023, and 2022, respectively. During the years ended December 31, 2023 and 2022, the valuation allowance increased by approximately $0.8 million and $1.2 million, respectively.

As of December 31, 2023, the Company did not maintain any foreign subsidiaries and did not have previously deferred foreign earnings subject to the transition tax.

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2023 and 2022 due to the following:

	2023	2022
Computed “expected” tax benefit	(21.0)%	(21.0)%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(8.0)%	(8.0)%
Permanent differences	0%	0%
Increase in valuation reserve	29.0%	29.0%
	0%	0%

Note 12 – Commitments and Contingencies

Leases

The Company’s office space lease in Woburn, Massachusetts (the “Woburn Lease”) for the Company’s corporate headquarters was on a month-to-month basis since November 2020 and was terminated in February 2022. The rent expense for this lease was $0 and $14,239 for the years ended December 31, 2023 and 2022, respectively.

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

In August 2022, the Company received the tenant improvement allowance from the landlord, which totaled approximately $312,758. This allowance covered the leasehold improvements to the Billerica space and was accounted for as a reduction to the right-of-use asset. As of December 31, 2023, the remaining lease term was 5.75 years.

The Company recorded expense related to the Billerica Lease in the amount of $218,563 and $200,350 for the years ended December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023 and 2022, the Company made cash payments of $197,307 and $88,366, for amounts included in the measurement of lease liabilities.

As of December 31, 2023, the Company has presented $198,314 in current portion of operating lease liability and $1,246,033 in operating lease liability, less current portion.

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

As of December 31, 2023, the remaining lease term was 1.75 years.

The Company recorded expense of $38,854 related to the Equipment Lease for the year ended December 31, 2023.

The Company made cash payments of $54,281 for the year ended December 31, 2023.

Interest expense related to the Equipment Lease totaled $15,428 for the year ended December 31, 2023. The equipment is included in Property and equipment, net and is depreciated on a straight-line basis over a five-year period. The Company amortizes the equipment over its useful life as the Company is reasonably certain to exercise the $1 purchase option for the equipment at the end of the lease term.

Depreciation expense related to finance lease assets totaled $28,125 for the year ended December 31, 2023.

As of December 31, 2023, the Company has presented $59,659 in current portion of finance lease liability and $51,481 in finance lease liability, less current portion.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2023:

	Operating Lease	Finance Lease
2024	$275,875	$72,375
2025	284,151	54,281
2026	292,676	-
2027	301,456	-
2028	310,500	-
Thereafter	238,078	-
Total undiscounted lease liabilities	$1,702,736	$126,656
Less effects of discounting	258,389	15,516
Total lease liabilities	$1,444,347	$111,140

Note 13 – Subsequent Events

As part of the Company’s continuing efforts to reduce operating expenses and conserve cash following the execution of the Merger Agreement, the Company further reduced its workforce by terminating the employment of three full-time employees. The Company incurred total costs of approximately $44,956 associated with this workforce reduction.