Form 10-Q
period 2024-03-31
SeqLL, Inc.
filed 2024-05-17
CIK 1605888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 13, 2024, there were 380,648 shares of registrant’s common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to consummate the transactions contemplated by the Merger Agreement or the Asset Purchase Agreement, each as defined in Note 1 to the condensed consolidated financial statements included in this report;

●	our ability to relist our securities on a national stock market;

●	the success, cost and timing of our product development activities, including statements regarding the timing of initiation and completion of our research and development programs;

●	developments regarding next generation sequencing technologies;

●	our expectations regarding the market size and growth potential for our business;

●	our ability to generate sustained revenue or achieve profitability;

●	the potential for our identified research priorities to advance our technology;

●	the pricing and expected gross margin for our products; and

●	the other factors discussed in the “Risk Factors” section and elsewhere in this report.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this report.

ii

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SeqLL Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,688,926	$2,693,991
Accounts receivable, net of allowance for doubtful accounts of $24,507 as of March 31, 2024 and December 31, 2023	2,723	2,723
Prepaid expenses	33,600	32,933
Total current assets	1,725,249	2,729,647
Other assets
Property and equipment, net	584,031	625,360
Operating lease right-of-use asset	964,163	998,346
Other assets	81,219	83,008
Total assets	$3,354,662	$4,436,361

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$497,441	$522,940
Accrued expenses	410,944	375,191
Current portion of finance lease liability	62,106	59,659
Current portion of operating lease liability	203,288	198,314
Non-convertible promissory notes	1,375,000	1,375,000
Total current liabilities	2,548,779	2,531,104

Non-current liabilities
Finance lease liability, less current portion	35,008	51,481
Operating lease liability, less current portion	1,193,059	1,246,033
Total non-current liabilities	1,228,067	1,297,514

Total liabilities	3,776,846	3,828,618

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.00001 par value; 300,000,000 shares authorized; 384,790 and 380,648 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	24,809,667	24,744,014
Accumulated deficit	(25,231,855)	(24,136,275)
Total stockholders’ equity (deficit)	(422,184)	607,743
Total liabilities and stockholders’ equity (deficit)	$3,354,662	$4,436,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SeqLL Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2024	2023
Operating expenses
Research and development	316,263	776,720
General and administrative	749,558	981,107
Total operating expenses	1,065,821	1,757,827

Operating loss	(1,065,821)	(1,757,827)

Other (income) and expenses
Investment income	(10,061)	(56,267)
Interest expense	39,820	16,806

Net loss	(1,095,580)	(1,718,366)
Other comprehensive income
Unrealized gain on marketable debt securities	-	17,569
Reclassification adjustment for net gains included in net loss	-	(22,081)
Net change	-	(4,512)

Total comprehensive loss	$(1,095,580)	$(1,722,878)

Net loss per share - basic and diluted	$(2.87)	$(4.83)

Weighted average common shares - basic and diluted	382,151	355,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reflects a 1-for-40 reverse stock split effective August 30, 2023

SeqLL Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance as of December 31, 2023	-	$-	380,648	$4	$24,744,014	$-	$(24,136,275)	607,743
Stock-based compensation expense	-	-	-	-	65,653	-	-	65,653
Issuance of common stock for vested RSU’s	-	-	4,142	-	-	-	-	-
Net loss	-	-	-	-	-	-	(1,095,580)	(1,095,580)
Balance as of March 31, 2024	-	$-	384,790	$4	$24,809,667	$-	$(25,231,855)	(422,184)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance as of December 31, 2022	-	$-	330,648	$3	$22,853,116	$22,451	$(18,508,684)	$4,366,886
Issuance of common stock, net of issuance costs of $300,750	-	-	50,000	1	1,499,249	-	-	1,499,250
Stock-based compensation expense	-	-	-	-	82,594	-	-	82,594
Other comprehensive income	-	-	-	-	-	(4,512)	-	(4,512)
Net loss	-	-	-	-	-	-	(1,718,366)	(1,718,366)
Balance as of March 31, 2023	-	$-	380,648	$4	$24,434,959	$17,939	$(20,227,050)	$4,225,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Reflects a 1-for-40 reverse stock split effective August 30, 2023

SeqLL Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(1,095,580)	$(1,718,366)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	41,329	30,246
Write-off of obsolete inventory	-	165,852
Realized gain on marketable debt and equity securities	-	(48,072)
Provision for bad debts	-	78,491
Stock-based compensation	65,653	82,594
Non-cash lease expense	(13,817)	11,689
Changes in operating assets and liabilities
Prepaid expenses	(667)	50,959
Other assets	1,789	7,856
Accounts payable	(25,499)	263,686
Accrued expenses	35,753	(46,971)
Net cash used in operating activities	(991,039)	(1,122,036)

Cash Flows from Investing Activities
Purchases of lab equipment	-	(61,888)
Maturity of marketable debt securities	-	2,548,000
Net cash provided by investing activities	-	2,486,112

Cash Flows from Financing Activities
Proceeds from issuance of common stock, gross	-	1,800,000
Payment for issuance costs of common stock	-	(300,750)
Repayments of finance lease liability	(14,026)	-
Net cash (used in) provided by financing activities	(14,026)	1,499,250

Net (decrease) increase in cash and cash equivalents	(1,005,065)	2,863,326

Cash and cash equivalents, beginning of period	2,693,991	2,180,525

Cash and cash equivalents, end of period	$1,688,926	$5,043,851

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

On April 26, 2023, SeqLL Merger LLC (“SeqLL Merger Sub”) was formed in the State of Delaware as a wholly-owned subsidiary of the Company. SeqLL Merger Sub was formed solely for the purpose of completing the Merger (defined below). SeqLL Merger Sub has not carried on any activities as of March 31, 2024, except for activities incidental to its formation and activities undertaken in connection with the Merger Agreement (defined below) and the Merger.

On August 30, 2023, the Company executed one-for-40 reverse stock split of its common stock as disclosed further below.

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

The obligation of each of the Company, Atlantic and Lyneer, and their respective subsidiaries to complete the Mergers is subject to the fulfillment (or waiver, to the extent permissible under applicable law) of certain customary closing conditions, plus the conditions that (i) the stockholders of the Company shall have approved the issuance of the shares of the Company’s common stock in the Mergers (which approval has been received), and (ii) the Company completes the Capital Raise to certain amount of gross proceeds as defined in the Merger Agreement, part of which will be used to pay the Cash Consideration.

The Merger Agreement, as most recently amended on April 15, 2024, contains certain termination rights, including (i) by mutual consent of the Company, Atlantic, IDC and Lyneer Management, (ii) by any of the Company, Atlantic, IDC or Lyneer Management upon a material breach of the representations or of any covenants or agreements of certain other parties, (iii) by any of the Company, Atlantic, IDC or Lyneer Management if the Mergers have not been consummated by June 30, 2024 (the “Termination Date”), (iv) by any of the Company, Atlantic, IDC or Lyneer Management if any governmental authority shall have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement, (v) by any of the Company, Atlantic, IDC or Lyneer Management if the special meeting of the Company’s stockholders has been held and the approval of the issuance of the common stock of the Company in the Mergers and the change of control of the Company that will be effected as a result of such issuance and certain other proposals contemplated by the related proxy statement was not approved, or (vi) by Atlantic, IDC or Lyneer Management if the Company is in breach of the rules and regulations of the Nasdaq Stock Market LLC (“Nasdaq”) or has received a notice from Nasdaq relating to the delisting or maintenance of listing of the Company’s common stock on Nasdaq and the Company fails to cure and maintain its listing on Nasdaq prior to the closing of the Mergers. The most recent amendment also amended the closing conditions to the Mergers to remove the requirement that the common stock of the Company be listed on the Nasdaq Capital Market upon the closing of the Mergers and to, instead, require that the common stock of the Company be listed or approved for listing on the Cboe BZX Exchange, Inc. (“CBOE”) upon the closing of the Mergers and to require that the Company be in compliance with all CBOE rules and regulations.

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

Reverse Stock Split

On August 29, 2023, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation to (i) effect a reverse stock split of its issued common stock, par value $0.00001 per share, in the ratio of one-for-40 (the “Reverse Stock Split”) to be effective at 11:59 p.m., eastern time, on August 30, 2023, and (ii) to increase the authorized capital stock of the Company to 320,000,000 shares, of which 300,000,000 shares shall be common stock, and 20,000,000 shares shall be preferred stock (the “Capital Stock Increase”). The common stock began trading on a split-adjusted basis at the market open on August 31, 2023.

All of the Company’s 2023 historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect this 1-for-40 reverse stock split.

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

Delisting from the Nasdaq Stock Market

On September 8, 2023, and September 18, 2023, the Company received letters from Nasdaq regarding its compliance with Nasdaq Listing Rule 5550(a) (4), which requires the Company to have a minimum of 500,000 publicly-held shares of common stock, exclusive of shares held by officers, directors and 10% stockholders. The letters from Nasdaq indicated that according to its calculations, as of September 7, 2023, the Company no longer met the requirements of such Rule, and the Company was given until September 25, 2023 to submit a plan to Nasdaq to regain compliance. On September 22, 2023, the Company advised Nasdaq that it expected to regain compliance with Rule 5550(a)(4) upon consummation of the Merger and Nasdaq granted the Company an extension through October 15, 2023 to demonstrate compliance with the public float rule. On October 16, 2023, the Company submitted a late request asking that the public float exception be extended through October 31, 2023. On October 17, 2023, Nasdaq issued a final extension to October 31, 2023 and advised the Company that no further continuances would be granted and that the Company’s failure to meet the terms of the extension would result in the immediate delisting of the Company’s securities from Nasdaq.

On November 9, 2023, the Company confirmed to Nasdaq that its public float as of October 31, 2023 and November 10, 2023, was below the minimum requirement in Rule 5550(a)(4). On November 10, 2023, the Company received a letter from Nasdaq indicating that, in light of the Company’s inability to meet the terms of Nasdaq’s amended decision of October 17, 2023, Nasdaq determined to delist the Company’s securities from Nasdaq. Nasdaq suspended trading in the Company’s securities effective at the open of trading on November 13, 2023.

On February 21, 2024, the Company received notice from Nasdaq of the removal of the listing of the Company’s common stock and warrants. On March 20, 2024, the Company received the notification of termination of the registration of the Company’s common stock and warrants under Section 12(b) of the Securities and Exchange Act of 1934.

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SeqLL, LLC and SeqLL Merger Sub. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2024 and its results of operations for the three months ended March 31, 2024 and 2023, and changes in stockholders’ equity and cash flows for the periods presented. The results disclosed in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 filed with the Securities and Exchange Commission.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We experienced negative cash flows from operations of $1 million for the three months ended March 31, 2024, which included our costs and expenses related to the transactions contemplated by the Merger Agreement. The Company had cash and cash equivalents of $1.7 million at March 31, 2024 and an accumulated deficit of $25 million.

The Company will need additional capital to fund its planned operations for the next 12 months if the Merger is not completed. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 were prepared under the assumption that the Company will continue as a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

Note 2 – Significant Accounting Policies

During the three-month period ended March 31, 2024, there were no changes to the significant accounting policies in relation to what was described in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following potential shares of common stock were not considered in the computation of diluted net loss per share as their effect would have been antidilutive:

	March 31,
	2024	2023
Restricted stock units	8,283	13,825
Stock options	47,639	63,648
Warrants for common stock	95,563	109,705

Recently Issued Accounting Standards

There were no recently issued but not yet effective accounting pronouncements that will have a material effect on the accompanying condensed consolidated financial statements.

Note 3 – Fair Value Measurements

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

There were no assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

There were no assets or liabilities measured at fair value on a non-recurring basis during the three month periods ended March 31, 2024 or 2023.

The carrying values of financial instruments such as accounts receivable, net, other assets, prepaid expenses, accounts payable, and accrued expenses approximated fair value as of March 31, 2024 and December 31, 2023 due to their short-term maturities. The carrying value of the Company’s Non-Convertible Promissory Note approximated its fair value as of March 31, 2024 and December 31, 2023.

Note 4 – Stock-based Compensation

The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) permits the grant of options and restricted stock units for its common stock and shares of common stock to its employees, board members and consultants for up to 87,500 shares.

As of March 31, 2024, there were 26,036 shares available for future issuance under the 2014 Plan. Generally, option awards are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant and vest over a period of three to four years. No option may have a term in excess of ten years from the option grant date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined by the 2014 Plan).

The stock option activity for the period ended March 31, 2024 was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2023	54,020	$72.55	6.81
Cancelled/Forfeited	(6,381)	$23.10	-
Outstanding as of March 31, 2024	47,639	$79.17	6.27
Exercisable at March 31, 2024	33,027	$91.76	5.41

The restricted stock unit activity for the period ended March 31, 2024 was as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2023	13,825	$25.60	9.17
Vested	(4,142)	25.60	8.92
Cancelled/Forfeited	(1,400)	$25.60	-
Outstanding as of March 31, 2024	8,283	$25.60	8.92

During the three-month periods ended March 31, 2024 and 2023, the Company recorded $65,653 and $82,594, respectively, of stock-based compensation associated with stock options and restricted stock units, of which $32,315 and $51,520 were included in general and administrative expenses for the three-month periods ended March 31, 2024 and 2023, respectively, and $33,338 and $31,074 were included in research and development expenses for the three-month periods ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, there was approximately $534,861 of unrecognized compensation expense related to unvested stock options and restricted stock units, which will be recognized over approximately one year.

Note 5 – Related Party Transactions

At March 31, 2024 and December 31, 2023, the Company had the following outstanding payables to its shareholders for past services, which are included within the Company’s accounts payable above:

	March 31,	December 31,
	2024	2023
SeqLL Omics Inc.	$22,692	$73,764
St. Laurent Realty, Inc.	7,558	7,558
	$30,250	$81,322

St. Laurent Realty, Inc. assisted the Company by previously providing corporate accounting support, and is affiliated with William C. St. Laurent, a former member of the Company’s board of directors. No expense was recorded associated with these entities for the three month periods ended March 31, 2024 or 2023.

SeqLL Omics was formed by Daniel Jones, the Chairman of the Board and Chief Executive Officer of the Company, and certain other Company employees, for the purpose of carrying on the Company’s pre-Merger business after the Mergers. SeqLL Omics currently performs research and development services for the Company, in order to facilitate the Company’s pre-Merger research and development efforts. The Company recorded $34,382 of expenses associated with services provided by SeqLL Omics for the three-month period ended March 31, 2024. The Company did not incur expenses associated with services provided by SeqLL Omics for the three month period ended March 31, 2023.

Note 6 – Notes Payable

From April 29, 2019 to April 29, 2020, the Company entered into a series of non-convertible promissory notes (the “Promissory Notes”) with St. Laurent Investments LLC amounting to $1,375,000. The Promissory Notes had a one-year term, most recently extended through July 31, 2024. The Promissory Notes bear interest accruing at the rate of 5% per annum, which is compounded on an annual basis.

For the three months ended March 31, 2024 and 2023, interest expense on the Promissory Notes was $35,754 and $16,806, respectively.

Note 7 – Common Stock Warrants

The following table summarizes information with regard to outstanding warrants to purchase the Company’s common stock as of March 31, 2024. All warrants are accounted for as equity based on the U.S. GAAP guidance applicable to the instruments indexed to an entity’s own stock.

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
	95,563

During the three-month period March 31, 2024, warrants to purchase 214 shares of common stock with exercise prices of $124.00, expired.

Note 8 – Commitments and Contingencies

Operating Leases

On February 2, 2022, the Company entered into a lease agreement for approximately 15,638 square feet of its new corporate office space in Billerica, Massachusetts (the “Billerica Lease”). The Billerica Lease has a term of 92 months from its effective date and included access to certain additional office space until August 1, 2022. In addition, the Company is required to share in certain taxes and operating expenses of the Billerica Lease. The Billerica Lease is classified as an operating lease. As of March 31, 2024, the remaining lease term was 5.5 years.

The Company recorded expense related to the Billerica Lease in the amount of $54,643 for the three months ended March 31, 2024 and 2023.

The Company made cash payments of $68,456 and $42,950 during the three-month period ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the Company has presented $203,288 in current portion of operating lease liability and $1,193,059 in operating lease liability, less current portion.

Finance Lease

On May 1, 2023, the Company entered into a lease agreement for laboratory equipment (the “Equipment Lease”). The Equipment Lease has a term of 36 months from its effective date, and an end of lease purchase option of $1. The Equipment Lease was classified as a finance lease. As of March 31, 2024, the remaining lease term was 1.5 years.

The Company made cash payments of $18,092 during the three months ended March 31, 2024. These cash payments, less interest expense of $4,066 for the three months ended March 31, 2024, reduced the Company’s finance lease liability in the amount of $14,026 as of March 31, 2024.

The equipment is included in property and equipment, net and is depreciated on a straight-line basis over a five-year period. The Company amortizes the equipment over its useful life as the Company is reasonably certain to exercise the $1 purchase option for the equipment at the end of the lease term.

Depreciation expense related to finance lease assets totaled $9,375 for the three months ended March 31, 2024.

As of March 31, 2024, the Company has presented $62,106 in current portion of finance lease liability and $35,008 in finance lease liability, less current portion.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the condensed consolidated balance sheet as of March 31, 2024:

	Operating Lease	Finance Lease
2024 (remaining)	$207,420	$54,281
2025	284,151	54,281
2026	292,676	-
2027	301,456	-
2028	310,500	-
Thereafter	238,076	-
Total undiscounted lease liabilities	$1,634,279	$108,562
Less effects of discounting	237,932	11,448
Total lease liabilities	$1,396,347	$97,114

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and related notes included elsewhere in this filing. This discussion and analysis and other parts of this filing contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this filing. You should carefully read the “Risk Factors” section of this filing to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this filing.

Overview

This overview and outlook provide a high-level discussion of our operating results and significant known trends that affect our business. We believe that the understanding of these trends is important to understanding our financial results for the periods being reported herein as well as our future financial performance. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this report.

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

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto within the Condensed Consolidated Financial Statements section of this report, and trends discussed in “Risk Factors” in Item 1A of Part II of this report.

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

Results of operations

We incurred net losses of $1,095,580 and $1,718,366 for the three months ended March 31, 2024 and 2023, respectively. We had negative cash flow from operating activities of $991,039 and $1,122,036 for the three months ended March 31, 2024 and 2023, respectively, and had an accumulated deficit of $25,231,855 as of March 31, 2024.

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

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto within the Consolidated Financial Statements section of this report, and trends discussed in “Risk Factors” in Item 1A of Part II of this report.

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Operating expenses
Research and development	316,263	776,720
General and administrative	749,558	981,107
Total operating expenses	1,065,821	1,757,827

Operating loss	(1,065,821)	(1,757,827)

Other (income) and expenses
Investment income	(10,061)	(56,267)
Interest expense	39,820	16,806

Net loss	(1,095,580)	(1,718,366)
Other comprehensive income
Unrealized gain on marketable debt securities	-	17,569
Reclassification adjustment for net gains included in net loss	-	(22,081)
Net change	-	(4,512)

Total comprehensive loss	$(1,095,580)	$(1,722,878)

Net loss per share - basic and diluted	$(2.87)	$(4.83)

Weighted average common shares - basic and diluted	382,151	355,648

Research and Development Expenses

Research and development expenses decreased by $460,457, or 59%, from $776,720 for the three-month period ended March 31, 2023 compared to $316,263 for the three-month period ended March 31, 2024. The decrease in expenses was a result of the Company’s reduction in research and development activities.

General and Administrative Expenses

General and administrative expenses decreased by $231,549 or 24%, from $981,107 for the three-month period ended March 31, 2023 compared to $749,558 for the three-month period ended March 31, 2024. The decrease in expenses was primarily due to the inventory write-off of $165,852 and the write off of bad debts of $78,491 in the three-month period ended March 31, 2023.

Interest and other Income/Loss

We recognized $10,061 of investment income related to cash invested in money market accounts during the three-month period ended March 31, 2024 as compared to $56,267 of income from money market accounts and marketable debt securities during the three months ended March 31, 2023. The decrease in investment income is due to the decrease in the cash equivalents and the sale of the Company’s holdings in marketable securities.

For the three months ended March 31, 2024 and 2023, the interest expense on the Promissory Notes was $35,754 and $16,806, respectively. The increase in the interest expense is due to the annual compounding of the interest on the outstanding accrued interest balance.

Net Loss

Overall, the net loss decreased by $622,786, or 36%, to $1,095,580 as compared to $1,718,366 for the three-month period ended March 31, 2023, primarily due to a reduction of general and administrative and research and development expenses in the three-month period ended March 31, 2024 due to the decrease in research and development activities and due to the inventory write-off of $165,852 and the write off of bad debts of $78,491 in the three month period ended March 31, 2023.

Liquidity and Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We experienced negative cash flows from operations of $991,039 for the three months ended March 31, 2024, which included our costs and expenses related to the transactions contemplated by the Merger Agreement. We had cash and cash equivalents of $1,688,926 at March 31, 2024 and an accumulated deficit of $25,231,855.

We will need additional capital to fund its planned operations for the next 12 months if the Merger is not completed. These conditions raise substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 were prepared under the assumption that we will continue as a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented.

	Three Months Ended
	March 31,
	2024	2023
Cash proceeds (used in) provided by:
Operating activities	$(991,039)	$(1,122,036)
Investing activities	-	2,486,112
Financing activities	(14,026)	1,499,250
Net (decrease) increase in cash and cash equivalents	$(1,005,065)	$2,863,326

Net cash used in operating activities

Net cash used in operating activities was approximately $1.0 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in operating spending was due to a reduction in research and development activities in the three month period ended March 31, 2024.

Net cash provided by investing activities

Net cash provided by investing activities was approximately $0 and $2.5 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily attributable to the maturities of marketable securities of approximately $2.5 million during the three months ended March 31, 2023, while there were no such investments for the three months ended March 31, 2024.

Net cash (used in) provided by financing activities

Net cash (used in) provided by financing activities was less than ($.1) million, and $1.5 million, for the three-month periods ended March 31, 2024 and 2023, respectively. The decrease in cash provided by financing activities is attributable to the issuance of 50,000 shares of common stock to investors at a price of $36.00 per share during the three-month period ended March 31, 2023 (after the effect of the Reverse Stock Split). The gross proceeds of the issuance were $1.8 million. Additionally, we incurred offering costs of approximately $0.3 million, which were paid with proceeds from the common stock issuance. No such transaction occurred during the three-month period ended March 31, 2024.

Recent Accounting Pronouncements

There were no recently issued but not yet effective accounting pronouncements will have a material effect on the accompanying consolidated financial statements.

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

There have been no significant changes to our critical accounting policies and estimates during the three month period ended March 31, 2024 as compared to the information contained in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. Reference should be made to the consolidated financial statements and related notes included in the 2023 Form 10-K for a full description of other significant accounting policies.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2024. As of March 31, 2024, based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 10, 2024 (our “Annual Report”), except for the risk factors relating to the Merger, the Merger Agreement and the Asset Sale Agreement set forth in our Information Statement dated August 10, 2023 filed with the SEC on August 10, 2023 (the “Information Statement”) and except as follows:

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

As previously disclosed, in connection with the transactions contemplated by the Merger Agreement, we have filed a registration statement on Form S-1 for the sale of our securities in connection with the closing of the transactions contemplated by the Merger Agreement. As previously reported, we had intended to cure our Nasdaq listing deficiency by consummating the transactions contemplated by the Merger Agreement. Subsequent to the de-listing of our common stock from Nasdaq, we filed a listing application to list our common stock on the Cboe BZX Exchange Inc. (the “CBOE”) upon the closing of our public offering of equity securities in connection with the closing of the proposed Merger.

There can be no assurance that our listing application to CBOE will be approved or that we will be able to list our securities on the CBOE. Even if our securities are listed on the CBOE following the Merger, we may be unable to maintain the listing of our securities in the future.

If our listing application is not approved, there could be significant material adverse consequences to us, including:

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

SEQLL INC.

Date: May 17, 2024	/s/ Daniel Jones
Daniel Jones
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2024	/s/ Frances Scally
Frances Scally
Chief Financial Officer
(Principal Financial and Accounting Officer)