Form 10-Q
period 2024-06-30
ATLANTIC INTERNATIONAL CORP.
filed 2024-08-14
CIK 1605888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                  to

Commission file number 001-40760

ATLANTIC INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-5319744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

270 Slyvan Avenue, Suite 2230
Englewood Cliffs NJ	07632
(Address of principal executive offices)	(Zip Code)

(201) 899-4470

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2024, 48,728,813 shares of the common stock, $0.00001 par value, of the registrant were outstanding.

i

EXPLANATORY NOTE

On June 18, 2024, Atlantic International Corp (f/k/a SeqLL, Inc., the “Company”) completed its previously announced merger transaction and reorganization with SeqLL Merger LLC, a Delaware corporation (“SeqLL LLC”), Atlantic Acquisition Corp., a Delaware corporation (“Atlantic”), Atlantic Merger LLC, a Delaware limited liability company and a majority-owned subsidiary of Atlantic (“Atlantic Merger LLC”), Lyneer Investments LLC, a Delaware limited liability company (“Lyneer”) and IDC Technologies, Inc., a California Corporation (“IDC”) in accordance with the terms of the Agreement and Plan of Merger, dated as of May 29, 2023 and subsequently amended on June 23, 2023, October 5, 2023, October 17, 2023, November 3, 2023, January 16, 2024, March 7, 2024, April 15, 2024, June 4, 2024 and June 12, 2024 (the “Merger Agreement”) pursuant to which (i) Atlantic Merger LLC was merged with and into Lyneer with Lyneer continuing as the surviving entity and as an approximately 41.7%-owned subsidiary of Atlantic, and an approximately 58.3%-owned subsidiary of IDC , and (ii) SeqLL LLC was subsequently merged with and into Lyneer, with Lyneer continuing as the surviving entity as a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Merger, the Company changed its corporate name from SeqLL Inc. to Atlantic International Corp. and its trading symbol to ATLN.

On August 30, 2023, SeqLL Inc affected a one-for-40 reverse stock split of their common stock (the “Reverse Stock Split”).

Unless the context otherwise requires, references to the “Company,” “Lyneer,” the “combined organization,” “we,” “our” or “us” in this Quarterly Report on Form 10-Q refer to Lyneer and its subsidiaries prior to completion of the Merger and to Atlantic International Corp. and its subsidiaries after completion of the Merger. In addition, references to “SeqLLC” refer to the registrant prior to the completion of the Merger.

The Merger has been accounted for as a reverse capitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under this method of accounting, Lyneer was deemed to be the accounting acquirer for financial reporting purposes. Following the Merger, the business conducted by Lyneer became the Company’s primary business.

Promptly following the Closing, (i) the legacy business and assets of SeqLL were sold, transferred and assigned to SeqLL Omics Inc a newly-formed private entity (“Newco”) pursuant to the asset purchase agreement dated as of May 29, 2023 (the “Asset Purchase Agreement”) and (ii) SeqLL’s existing cash on hand as of the Closing Date, less withholding taxes and any other obligations due under the Asset Purchase Agreement (or any amount withheld for such taxes or other pre-Closing Expenses under the Asset Purchase Agreement) were retained by SeqLL and not transferred under the Asset Purchase Agreement to SeqLL Omics, Inc.

Except as otherwise noted, references to “common stock” in this report refer to common stock, $0.00001 par value per share, of the Company.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$439,478	$1,352,927
Accounts receivable, net of allowance of $1,769,076 and $1,902,140	50,438,814	58,818,832
Unbilled accounts receivable	7,942,037	5,660,753
Prepaid expenses and other current assets	5,849,870	4,965,936
Deposits, current	8,000,000	8,000,000
Total current assets	72,670,199	78,798,448
Noncurrent assets
Property and equipment, net	356,059	432,695
Right-of-use assets	2,718,545	2,368,677
Intangible assets, net	33,792,223	36,188,889
Due from related parties	—	1,150,000
Deferred tax assets, net	23,790,172	5,242,610
Other assets	850,659	2,485,290
Total non-current assets	61,507,658	47,868,161
Total assets	$134,177,857	$126,666,609
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$433,661	$799,568
Accrued expenses and other current liabilities	26,727,400	16,044,095
Due to related parties	2,771,502	4,384,178
Current operating lease liabilities	1,543,629	1,436,813
Notes payable, current portion	—	48,680,290
Notes payable, current portion – related parties	35,000,000	5,127,218
Line of credit, current portion	1,950,000	85,092,695
Total current liabilities	68,426,192	161,564,857
Non-current liabilities
Line of credit, net of current portion	40,163,261	—
Notes payable, long term	1,375,000	—
Noncurrent operating lease liabilities	1,224,996	980,851
Other liabilities	—	3,474,954
Total non-current liabilities	42,763,257	4,455,805
Total liabilities	111,189,449	166,020,662
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $.00001 par value; 300,000,000 shares authorized; 44,024,715 and 25,423,729 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	440	254
Additional paid-in capital	82,766,531	22,449,809
Accumulated deficit	(59,778,563)	(61,804,116)
Total stockholders’ equity (deficit)	22,988,408	(39,354,053)
Total liabilities and stockholders’ equity (deficit)	$134,177,857	$126,666,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service revenue, net	$104,636,273	$89,364,602	$205,259,485	$187,392,724
Cost of revenue	93,146,627	78,426,842	183,304,457	164,708,406
Gross profit	11,489,646	10,937,760	21,955,028	22,684,318
Selling, general and administrative	18,553,150	11,187,268	28,894,187	21,329,274
Change in fair value of contingent consideration liabilities	—	(400,000)	—	(500,000)
Depreciation and amortization	1,249,054	1,256,985	2,508,608	2,520,804
(Loss) income from operations	(8,312,558)	(1,106,493)	(9,447,767)	(665,760)
Loss on debt extinguishment	1,213,379	—	1,213,379	—
Advisory fees paid in the merger	43,000,000	—	43,000,000	—
Interest expense	4,000,024	4,032,944	9,022,254	7,723,033
Other expense	15,607,737	—	15,607,737	—
Net loss before provision for income taxes	(72,133,698)	(5,139,437)	(78,291,137)	(8,388,793)
Income tax benefit	17,221,979	1,523,345	18,512,574	2,444,418
Net loss	$(54,911,719)	$(3,616,092)	$(59,778,563)	$(5,944,375)

Net loss per share, basic and diluted	$(1.96)	$(0.14)	$(2.23)	$(0.23)

Weighted-average shares outstanding, basic and diluted	28,081,013	25,423,729	26,752,371	25,423,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Mezzanine Capital		Members’ Capital (Deficit)			Stockholders’ Equity (Deficit)
			Non-Redeemable Interests			Common Stock
	Redeemable Interests	Total Mezzanine Capital	Contributed Capital	Accumulated (Deficit)	Total Members’ Equity/(Deficit)	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2023	$10,663,750	$10,663,750	$11,786,313	$(61,804,116)	$(50,017,803)	25,423,729	$254	$22,449,809	$(61,804,116)	$(39,354,053)
Effect of recapitalization			(23,484,032)	61,804,116	38,320,084	-	-	(1,804,116)	61,804,116	60,000,000
Accretion to redemption value	133,162	133,162	(133,162)	-	(133,162)	-	-	-	-	-
Exercise of redeemable interests	(10,796,912)	(10,796,912)	10,796,912	-	10,796,912	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(4,866,844)	(4,866,844)
Capital contribution	-	-	$1,033,969	-	1,033,969	-	-	1,033,969	-	1,33,969
Balance - March 31, 2024	$-	$-	$-	$-	$-	25,423,729	$254	$21,679,662	$(4,866,844)	$16,813,072
Net loss	-	-	-		-				(54,911,719)	(54,911,719)
Stock based compensation	-	-	-	-	-	-	-	4,506,066	-	4,506,066
Recapitalization of legacy company						380,648	4	(1,703,193)	-	(1,703,189)
Deemed contribution of debt deconsolidation from related party	-	-	-	-	-	-	-	15,284,178	-	15,284,178
Advisory fees paid in merger	-	-	-	-	-	18,220,338	182	42,999,818	-	43,000,000
					-	-			-	-
Balance - June 30, 2024	$-	$-	$-	$-	$-	44,024,715	$440	$82,766,531	$(59,778,563)	$22,988,408

	Mezzanine Capital		Members’ Capital (Deficit)			Stockholders’ Equity (Deficit)
			Non-Redeemable Interests			Common Stock
	Redeemable Interests	Total Mezzanine Capital	Contributed Capital	Accumulated (Deficit)	Total Members’ (Deficit)	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2022	$10,165,000	$10,165,000	$9,084,599	$(46,552,096)	$(37,467,497)	-	$-	$-	$-	$-
Effect of recapitalization	(10,165,000)	(10,165,000)	(9,084,599)	46,552,096	37,467,497	25,423,729	254	21,679,662	(46,552,096)	(24,872,180)
Accretion to redemption value	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(2,328,283)	(2,328,283)
Capital contribution	-	-	-	-	-	-	-	652,794	-	652,794
Balance - March 31, 2023	-	$-	$-	$-	$-	25,423,729	$254	$22,332,456	$(48,880,379)	$(26,547,669)
Accretion to redemption value	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(3,616,092)	(3,616,092)
Capital contribution	-	-	-	-	-	-	-	1,697,209	-	1,697,209
Balance - June 30, 2023	$-	$-	$-	$-	$-	25,423,729	$254	$24,029,665	$(52,496,471)	$(28,466,552)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Net loss	$(59,778,563)	$(5,944,375)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization, deferred financing cost	538,840	202,638
Interest paid in kind	1,239,373	696,768
Loss on debt extinguishment	1,213,379	—
Change in estimated fair value of contingent consideration	—	(500,000)
Deferred income taxes	(18,547,562)	(2,444,418)
Settlement claim to be paid in shares	11,101,671	—
Shares issued for services	43,000,000	—
Depreciation and amortization expense	2,508,608	2,520,804
Share based compensation	4,506,066	—
Expenses paid by IDC	—	1,085,393
Changes in operating assets and liabilities:
Accounts receivable	8,380,018	19,768,363
Unbilled accounts receivable	(2,281,284)	(415,153)
Prepaid expenses and other current assets	(883,934)	(2,643,953)
Due from related parties	—	(2,129,374)
Other assets	(115,369)	(821,902)
Right of use assets	(349,868)	237,526
Accounts payable	(365,907)	407,856
Due to related parties	(178,707)	(3,378,441)
Income taxes payable	13,913	(1,000)
Accrued expenses and other current liabilities	12,372,620	2,762,802
Contingent consideration liability	(6,941,521)	—
Operating lease liability	350,961	(233,424)
Net cash (used in)/provided by operating activities	(4,217,266)	9,170,110
Cash flows from investing activities
Purchase of property and equipment	(35,306)	(55,540)
Net cash used in investing activities	(35,306)	(55,540)
Cash flows from financing activities
Borrowings on revolving line of credit	208,497,657	184,834,422
Payments on revolving line of credit	(213,755,250)	(195,033,099)
Borrowing on credit agreement	1,950,000	—
Deemed capital contribution from recapitalization	6,666,216	—
Debt issuance costs payment	(19,500)	(40,000)
Net cash provided by/(used in) financing activities	3,339,123	(10,238,677)
Net decrease in cash and cash equivalents	(913,449)	(1,124,107)
Cash and Cash Equivalents – Beginning of period	1,352,927	1,716,161
Cash and Cash Equivalents – End of period	$439,478	$592,054

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$4,051,095	$5,139,944
Income Taxes, net of refunds received	$17,100	$73,541
Non-cash investing and financing activities:
Derecognition of debt, net related to debt deconsolidation	$(68,946,155)	$—
Accretion of redeemable units to redemption value	$133,162	$249,375
Unpaid debt issuance costs added to Term Note	$600,000	$—
Notes payable issued for amounts due under contingent consideration arrangements	$6,941,521	$—
Deemed capital contribution	$1,033,969	$—
Change in related parties	$(6,338,027)	$—
Deemed capital contribution from merger	$8,617,962	$—
Liabilities assumed in merger	$1,703,193	$—
Recapitalization of equity as a result of the Merger	$73,580,989	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Organization and Nature of Operations

On June 18, 2024 (the “Closing Date”), Atlantic International Corp. (“Atlantic” or the “Company,” formerly known as SeqLL Inc.) completed the acquisition (the “Merger”) of Lyneer Investments LLC and its operating subsidiaries, including Lyneer Staffing Solutions, LLC (collectively, “Lyneer”). See Note 2: Merger Agreement for further information.

The Company was incorporated in Delaware under the name SeqLL Inc. on April 1, 2014. The Company historically operated as a commercial-stage life science instrumentation and research services company engaged in development of scientific assets and novel intellectual property across multiple “Omics” fields. Pursuant to the terms and Conditions of the Amended and Restated Agreement and Plan of Reorganization dated as of June 4, 2024, as amended (the “Merger Agreement”), all of our current business operations have been sold to SeqLL Omics, a newly formed company owned by our former employees and management, our operating business is now that of Lyneer. Our corporate headquarters have been relocated to 270 Sylvan Avenue, Suite 2230, Englewood Cliffs, New Jersey 07632.

Lyneer Investments, LLC (“Lyneer Investments”) is a limited liability company formed in the State of Delaware on January 9, 2018. Lyneer Investments is owned by its members and is now a wholly-owned subsidiary of the Company. The members of Lyneer Investments have limited personal liability for the obligations and debts of Lyneer Investments under Delaware law. Lyneer Holdings, Inc. (“Lyneer Holdings”), a wholly-owned subsidiary of Lyneer Investments, and Lyneer Staffing Solutions, LLC (“LSS”), a wholly-owned subsidiary of Lyneer Holdings, were also incorporated and formed, respectively, in the State of Delaware on January 9, 2018. Lyneer Investments, Lyneer Holdings, and LSS are collectively referred to herein as “Lyneer.”

The Company specializes in the placement of temporary and temporary-to-permanent labor across various industries throughout the United States of America (“USA”). The Company primarily places individuals in accounting and finance, administrative and clerical, information technology, legal, light industrial, and medical roles. The Company is also a leading provider of productivity consulting and workforce management solutions. The Company has more than one hundred locations throughout the USA.

On August 31, 2021 (the “Acquisition Date” or the “Transaction Date”), IDC Technologies, Inc., a California corporation (“Parent” “IDC” or the “Acquirer”) obtained a controlling financial interest in Lyneer Investments by acquiring ninety (90%) percent of Lyneer Investments’ outstanding equity (the “Transaction”) pursuant to a membership interest purchase agreement (the “Transaction Agreement”) executed with the selling parties (“Sellers”). Following the closing of the Transaction, one of the Sellers, Lyneer Management Holdings, LLC (“LMH”) an entity owned primarily by certain members of the executive management team of the Company continued to own 10% equity interest in Lyneer. The Transaction represented a change of control with respect to Lyneer Investments and was accounted for as a business combination in accordance with the guidance prescribed in Accounting Standard Codification (“ASC”) Topic 805 - Business Combinations (“ASC 805”). Lyneer Investments applied pushdown accounting as of the Acquisition Date.

In connection with the Transaction, IDC or Lyneer as co-obligors are required to make additional payments to the Sellers should Lyneer meet certain financial targets, as defined in the Transaction Agreement, within certain timeframes after the Transaction Date. These amounts represent contingent consideration liabilities remeasured at fair value each reporting period, with changes recorded in earnings.

In connection with the Transaction, the Sellers agreed to indemnify Lyneer for payment of claims or settlement amounts related to any pending or unasserted actions against Lyneer that arise from events that occurred on or prior to the Transaction Date, as well as legal expenses incurred by Lyneer related to its defense in such matters.

Total amounts due from the Sellers under the indemnification provisions of the Transaction amounted to $0 and $2,500,000 as of June 30, 2024 and December 31, 2023, respectively and represented reimbursement for legal fees incurred to which the Company has a right to reimbursement under the Transaction Agreement.

Note 2: Merger

On May 29, 2023 and subsequently amended on June 23, 2023, October 5, 2023, October 17, 2023, November 3, 2023, January 16, 2024, March 7, 2024 and April 15, 2024, the Company, now known as Atlantic International Corp., a Delaware corporation (“SeqLL”), a Delaware corporation, SeqLL Merger, LLC, a Delaware limited liability company (“SeqLL Merger Sub”), Atlantic Acquisition Corp., a Delaware corporation (“Atlantic”), Atlantic Merger LLC, a Delaware limited liability company and a majority-owned subsidiary of Atlantic (“Atlantic Merger Sub”), Lyneer, IDC and LMH, a Delaware limited liability company (“Lyneer Management”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (i) Atlantic Merger Sub will be merged with and into Lyneer with the Lyneer continuing as the surviving entity and as an approximately 41.7%- owned subsidiary of Atlantic, and an approximately 58.3%-owned subsidiary of IDC, and (ii) SeqLL Merger Sub will subsequently be merged with and into Lyneer, with Lyneer continuing as the surviving entity and a wholly-owned subsidiary of SeqLL (collectively referred to as the “Merger”).

On June 4, 2024, the Company entered into an Amended and Restated Agreement and Plan of Reorganization (the “Amended Merger Agreement”), which amended certain provisions of the Merger Agreement: (i) fixed the number of shares of SeqLL common stock to be issued, (ii) replaced the Cash Consideration that was to be paid with a short-term promissory note, (iii) deleted the requirements of the closing of the Capital Raise and the listing of SeqLL common stock on a national securities exchange as conditions to the closing of the Merger, and (iv) provided for certain additional issuances of SeqLL common stock to IDC if such common stock is not listed on a national securities exchange on or prior to September 30, 2024. On June 12, 2024, the Amended Merger Agreement was amended (“Amendment 1”) to reflect a per share price change from the previous $3.10 to $2.36 and to reflect the Merger price determined by the parties at the time of the Merger.

On June 18, 2024 (the “Closing Date”), Atlantic International Corp. (“Atlantic” or the “Company,” formerly known as SeqLL Inc.) completed the acquisition (the “Merger”) of Lyneer.

Pursuant to the terms of the Merger, the Company changed its corporate name from SeqLL Inc. to Atlantic International Corp. and its trading symbol to ATLN.

The consideration for the Acquisition was the issuance to IDC, the then current owner of Lyneer: (a) a convertible promissory note in the principal amount of $35,000,000 that is due on or before September 30, 2024; and (b) 25,423,729 shares of the Company’s common stock at a market value of $2.36 per share, or $60,000,000 in the aggregate. The shareholders of Atlantic Acquisition Corp. were issued an aggregate of 18,220,338 shares of Company’s common stock at a market value of $2.36 per share or $43,000,000 in the aggregate (the “Atlantic Consideration”). In the event the common stock of Atlantic is not uplisted, either directly or indirectly, by a reverse merger or otherwise, or another opportunistic alternative reasonably acceptable to IDC, has not been approved in writing by Atlantic, on or before September 30, 2024, IDC shall be issued $10 million of additional shares of Atlantic common stock, valued at the then current price of ATLN common stock.

In addition, upon the closing of the Merger:

●	Atlantic entered into an Assignment and Assumption Agreement pursuant to which Atlantic irrevocably assigned and transferred to the Company all of Atlantic’s rights, title and interest to various intangible assets in exchange for a portion of the Atlantic Consideration. The Company assumed all of the employment agreements of Atlantic personnel and paid/or expects to pay approximately $4.4 million of accrued wages and bonuses. The Company assumed obligations of Atlantic to issue 593,221 shares to certain advisors upon completion of the Merger, and an additional 1.3 million shares under a directors agreement.

●	The Company escrowed 4,704,098 shares of common stock that may be issued to the Company’s stockholders of record as of September 26, 2023, as part of a settlement offer (the “Settlement Offer”) to be commenced within 90 days of the closing of the Merger to settle any claims for the failure to declare and pay certain previously-announced dividends of cash and common stock;

●	In addition, following completion of the Merger, subject to the terms and conditions of an Asset Purchase Agreement dated as of May 29, 2023, between the Company and SeqLL Omics, an entity formed by Daniel Jones, the Company’s former Chairman and Chief Executive Officer, and certain other former employees of the Company for the purpose of carrying on the Company’s pre-Merger business following the Merger following the Merger, SeqLL Omics purchased from the Company for a purchase price of $1,000 all of the Company’s assets, including cash and cash equivalents, and transferred all liabilities other than a promissory note in the principal amount of $1,375,000 to a former co-founder of SeqLL that is due on July 31, 2025 and a one-year leasehold obligation. The remining cash on hand, less certain pre-closing expenses, was transferred to restricted cash for the benefit of the legacy shareholders of SeqLL in exchange for any claims they may have for our failure to effect a cash dividend.

Determination of Accounting Acquirer

The Merger represents a reverse merger and was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, although SeqLL acquired all of the outstanding equity interests of Lyneer in the Merger, we will be treated as the “acquiree” and Lyneer will be treated as the “acquirer” for financial reporting purposes. Accordingly, the Merger is reflected as the equivalent of Lyneer issuing shares for SeqLL’s net assets, followed by a recapitalization whereby no goodwill or other intangible assets are recorded. Operations prior to the Merger will be those of Lyneer. There is no accounting effect or change in the carrying amount of the assets and liabilities because of the Merger. The Merger does not represent a business combination accounted for accounting purposes under ASC 805 – Business Combinations, because neither Atlantic Merger LLC nor SeqLL will meet the definition of a business.

Having considered Topic 12 of the SEC Financial Reporting Manual, Lyneer has been determined to be the continuing entity for accounting purposes and the Merger represents a reverse recapitalization with regard to Atlantic. We considered the following factors in completing the accounting analysis, with greater weight being given to (a), (d) and (e):

a)	Lyneer is the largest entity, in terms of substantive operations;

b)	Subsequent to SeqLL’s sale of assets to SeqLL Omics and immediately prior to consummation of the Merger, SeqLL will have no or nominal assets and no or nominal operations, and will not meet the definition of a business;

c)	Atlantic Merger LLC has no operations and does not meet the definition of a business;

d)	Lyneer will comprise the ongoing operations of the combined entity as the only company with historical operations;

e)	All of the Lyneer employees will continue with the combined entity;

f)	No affiliate entities or individual stockholders of Lyneer, Atlantic or SeqLL will have voting control on our board of directors following the Merger; and

g)	Individuals affiliated with Atlantic will be appointed as the Chief Executive Officer and the Chief Operating Officer and Acting Chief Financial Officer of our company following the Merger.

Note 3: Summary of Significant Accounting Policies

Basis of Presentation

The condensed unaudited consolidated financial statements of the Company are prepared following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that is required by accounting principles generally accepted in the U.S (“U.S. GAAP”) for complete financial statements can be condensed or omitted. Certain information and footnote disclosures normally included in our annual audited financial statements for the fiscal year ended December 31, 2023 have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of income for the interim periods ended June 30, 2024 and 2023.

These Financial Statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2023. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

The condensed unaudited consolidated financial statements reflect the operations of Lyneer Investments and our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. We operate as one operating segment.

Liquidity

Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with lenders will remain available to us.

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40 – Going Concern, Management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern. This evaluation includes considerations related to financial and other covenants contained in the Company’s credit facilities, as well as forecasted liquidity. On August 12, 2024 the Company entered into the extended forbearances with its lenders, under which the lenders, waived all existing events of default as of the date of the agreements and agreed to forbear from exercising its rights and remedies with respect to such events of default under the ABL Credit Agreement dated as of August 31, 2021, as amended and restated (the “Revolver”) and the Term Note through September 30, 2024. The Company is in discussions and negotiations to refinance the Revolver. The Company continues to borrow under this facility in its normal course of business.

Russia-Ukraine Conflict and Israel-Hamas War

During the first quarter of 2022, Russia commenced a military invasion of Ukraine, and the ensuing conflict has created disruption in the region and around the world. To date, this has not had a material effect on the Company’s operations. The Company continues to closely monitor the ongoing conflict and related sanctions, which could impact the Company’s business, financial results and results of operations in the future.

During October 2023, Hamas launched an attack on southern Israel from the Gaza Strip, and the ensuing war has created disruption in the region and around the world. To date, this has not had a material effect on the Company’s operations. The Company continues to closely monitor the ongoing war, but believes it will not impact the Company’s business, financial results and results of operations in the future.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimated assumptions based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes may differ from management’s estimates and assumptions. Changes in estimates are reflected in reported results in the period in which they become known.

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

Joint and Several Liability Arrangements

In connection with the Transaction, Lyneer has entered into several debt facilities under which it is jointly and severally liable for repayment with IDC. The Company measures obligations resulting from joint and several liability arrangements in accordance with ASC 405-40 – Obligations Resulting from Joint and Several Liability Arrangements (“ASC 405-40”). ASC 405-40 requires that when determining the amount of liability to recognize under a joint and several obligation, a reporting entity which is an obligor under a joint and several liability arrangement first look to the terms of a related agreement with its co-obligors and record an amount equal to what it is obligated to pay under that agreement, plus any amount it expects to pay on behalf of the co-obligors. If no agreement with the co-obligors exists a reporting entity should recognize the full amount that it could be required to pay under the joint and several liability obligations. The amounts recognized in the Company’s financial statements represents its portion of amounts Lyneer expects to repay under its respective joint and several liability agreements as of June 30, 2024 and December 31, 2023, respectively. As of the date of the Merger, the Company deconsolidated its joint and several debt obligations as it believes it is reasonably probable that IDC has the ability to repay their portion. See Note 8: Debt for more information and discussion regarding the Debt Allocation agreement.

Contingent Consideration

For business combinations that require additional assets — such as cash, notes, or equity securities — to be transferred to the selling parties in the event certain future events occur or conditions are met (“contingent consideration”), the Company recognizes the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the business combination. The Company’s contingent consideration is classified as a liability and measured at fair value at each reporting date until the contingency is resolved, with any changes in fair value recognized in the Company’s consolidated statements of operations. The measurement period for the Company’s contingent consideration arrangements expired on August 31, 2023, at which time amounts owed by the Company to its former owners were computed and represent fixed amounts. On January 16, 2024, six notes payable with equivalent terms, except to the amount of principal and interest, were issued to the Sellers.

Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company assesses, on a quarterly basis, the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC Topic 740 — “Income Taxes” (“ASC 740”). ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. The assessment considers all available positive or negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Recent Accounting Pronouncements

Standards Recently Adopted

None.

Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (“ASU 2023-09”) to enhance income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for reporting periods after December 15, 2024, for public companies. Early adoption is permitted. The Company plans to adopt ASU 2023-09 for the reporting period December 31, 2024. The Company does not believe ASU 2023-09 or any other recently issued but not yet effective accounting pronouncements will have a material effect on its consolidated financial statements.

Note 4: Revenue Recognition and Accounts Receivable

The Company’s disaggregated revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Temporary placement services	$103,897,666	$88,298,049	$203,570,568	$185,361,351
Permanent placement and other services	738,607	1,066,553	1,688,917	2,031,373
Total service revenues, net	$104,636,273	$89,364,602	$205,259,485	$187,392,724

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because all its revenues are from placement services, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from its revenue generating activities. For the three months ended June 30, 2024 and June 30, 2023, revenues from the Company’s largest customer accounted for approximately 14% and 17% of consolidated revenues, respectively and 14% and 16% of consolidated revenues for the six months ended June 30, 3024 and 2023, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in either period. Economic factors specific to this customer could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.

Contracts asset consists of unbilled accounts receivable of $7,942,037 and $5,660,753 as of June 30, 2024 and December 31, 2023, respectively.

Accounts receivable is as follows:

	June 30, 2024	December 31, 2023
Accounts receivable	$52,207,890	$60,720,972
Allowance for doubtful accounts	(1,769,076)	(1,902,140)
Accounts receivable, net	$50,438,814	$58,818,832

The Company did not recognize any bad debt expense during the periods ended June 30, 2024 and 2023.

None of the Company’s customers accounted for more than 10% of the Company’s accounts receivable as of June 30, 2024 and December 31, 2023.

Note 5: Property and Equipment

Property and equipment consisted of the following:

	June 30, 2024	December 31, 2023	Estimated Useful Life
Computer equipment and software	$765,767	$730,941	3 years
Office equipment	94,876	94,876	5 years
Furniture and fixtures	169,258	168,778	7 years
Leasehold improvements	18,420	18,420	Lesser of lease term or asset life
Total	$1,048,321	$1,013,015
Less: accumulated depreciation and amortization	(692,262)	(580,320)
Property and equipment, net	$356,059	$432,695

Total depreciation expense of $50,722 and $58,652 was recorded during the three months ended June 30, 2024 and 2023, respectively and $111,942 and $124,138 was recorded during the six months ended June 3024 and 2023, respectively and is included in “depreciation and amortization” in the accompanying consolidated condensed statements of operations.

Note 6: Intangible Assets

Intangible assets consisted of the following:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$35,000,000	$(6,617,777)	$28,382,223	$35,000,000	$(5,451,111)	$29,548,889
Trade Name	12,400,000	(6,990,000)	5,410,000	12,400,000	(5,760,000)	6,640,000
Total intangible assets	$47,400,000	$13,607,777	$33,792,223	$47,400,000	$(11,211,111)	$36,188,889

Total amortization expense of $1,198,333 was recorded during each of the three months ended June 30, 2024 and 2023 and $2,396,666 was recorded during each of the six months ended June 30, 2024 and 2023. The Company continuously monitors for events and circumstances that could indicate that it is more likely than not that its finite lived intangible assets and other long-lived assets are impaired or not recoverable (a triggering event), requiring an interim impairment test. During the six months ended June 30, 2024, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, and overall financial performance of the Company. Based on the analysis of relevant events and circumstances, the Company concluded a triggering event had not occurred as of June 30, 2024.

Note 7: Leases

We determine whether an arrangement is a lease at inception and whether such leases are operating or financing leases. For each lease agreement, the Company determines its lease term as the non-cancellable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. We use these options in determining our capitalized financing and right-of-use assets and lease liabilities.

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. To determine the discount rate to use in determining the present value of the lease payments, we use the rate implicit in the lease if determinable, otherwise we use our incremental borrowing rate.

The Company maintains operating leases for corporate and field offices. The Company’s leases have initial terms ranging from one month to three years, some of which include the option to renew, and some of which include an early termination option. During the six months ended June 30, 2024, the Company extended certain of its leases for periods ranging from one to three years.

The following table summarizes the weighted average remaining lease term and discount rate for operating leases as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term for operating leases	2.24 years	1.75 years
Weighted average discount rate for operating leases	6.24%	4.22%

The following table summarizes the future minimum payments for operating leases as of June 30, 2024, due in each year ending December 31:

Year	Minimum Lease Payments
2024	$823,650
2025	1,202,381
2026	336,137
2027	240,424
2028	167,126
Thereafter	166,522
Total lease payments	2,936,240
Less: imputed interest	(167,615)
Present value of operating lease liabilities	$2,768,625

Note 8: Debt

Some of the Company’s debt obligations consist of joint and several liabilities with the Company’s parent which are accounted for under ASC 405 – Debt (“ASC 405”). Lyneer will remain jointly and severally liable with the Company’s parent to the lenders of the debt obligations until such time as such joint and several indebtedness is restructured. As of the date of the Merger, the Company deconsolidated the joint and several liabilities with regard to the Debt Allocation Agreement, dated December 31, 2023, between Lyneer and IDC. See below for further discussion.

The table below provides a breakdown of the Company’s recognized debt:

	June 30, 2024	December 31, 2023
Revolver	$40,163,261	$85,092,695
Term note	—	34,223,489
Seller notes	—	7,875,000
Earnout notes	—	8,366,915
Earnout notes – related party	—	5,127,218
Credit Agreement	1,950,000	—
Promissory Note	1,375,000	—
Merger Note – related party	35,000,000	—
Less: unamortized debt issuance costs	—	(1,785,114)
Total debt	$78,488,261	$138,900,203

Current portion	$36,950,000	$138,900,203
Non-current portion	$41,538,261	$—

The revolving credit facility (the “Revolver”) and Term Note contain certain customary financial and non-financial covenants that the Company is required to comply with. The Company and its lenders executed multiple amendments to its debt facilities in anticipation of the closing of the Merger. The multiple amendments executed since 2023 were in response to the delayed closing of the Merger. As of the issuance date of the Company’s June 30, 2024 unaudited financial statements, the Ninth Amendment to the Revolver and Tenth Amendment to the Term Note represent the currently effective amendments to each respective debt facility, as described further below. As of August 12, 2024, the lenders waived all existing events of default as of the date of the agreement and agreed to forbear from exercising their rights and remedies with respect to such events of default under the credit facilities through September 30, 2024.

Revolver

The Company maintains a Revolver as a co-borrower with its parent company IDC with an initial available borrowing capacity of up to $125,000,000, when originally executed in 2021. The facility was partially used to finance the acquisition of Lyneer Investments by IDC in August 2021, with additional borrowing capacity available under the Revolver to finance the Company’s working capital. All the Company’s cash collections and disbursements are currently linked with bank accounts associated with the Lender and funded using the Revolver. These borrowings are determined by the Company’s availability based on a formula of billed and unbilled accounts receivable as defined in the loan agreement. The Revolver matures on August 31, 2025, at which time all outstanding balances are due and payable. There are no scheduled or required principal payments on the Revolver prior to its maturity date. The Company may prepay amounts owed under the Revolver at any time prior to its maturity date without penalty.

As of June 30, 2024, and December 31, 2023, the Company has recognized liability balances on the Revolver of $40,163,261 and $85,092,695, respectively.

Borrowings under the Revolver are classified as either Secured Overnight Financing Rate (“SOFR”) Revolving Credit Loans, SOFR FILO Loans, Base Rate Revolving Credit Loans, Base Rate FILO Loans, or Swing-Line Loans. Applicable Margins for each loan type under the original facility are as follows:

Average Availability	SOFR Revolving Credit Loans	Base Rate Revolving Credit Loans	SOFR FILO Loans	Base Rate FILO Loans
Greater than $83,333,333.33	1.75%	0.75%	2.75%	1.75%
Greater than $41,666,666.66 but less than or equal to $83,333,333.33	2.00%	1.00%	3.00%	2.00%
Less than $41,666,666.66	2.25%	1.25%	3.25%	2.25%

Swing Line Loans on the Revolver bear interest at a rate equal to the Base Rate plus the Applicable Margin.

On May 5, 2023, the Company entered into the Third Amendment to the Revolver. The Third Amendment to the Revolver was treated as a modification after the Company’s analysis according to ASC 470 – Debt and as such, the Company is deferring the amendment fee and will amortize as an adjustment to interest expense over the remaining term, along with any existing unamortized costs using the effective interest method. The amendment fee was $750,000, split evenly between IDC and the Company. Fees paid to third parties are expensed as incurred, and no gain or loss was recorded on the modification.

The Third Amendment to the Revolver increased the applicable margin thresholds for various products as follows:

Average Availability	SOFR Revolving Credit Loans	Base Rate Revolving Credit Loans	SOFR FILO Loans	Base Rate FILO Loans
Greater than $83,333,333.33	2.25%	1.25%	3.25%	2.25%
Greater than $41,666,666.66 but less than or equal to $83,333,333.33	2.50%	1.50%	3.50%	2.50%
Less than $41,666,666.66	2.75%	1.75%	3.75%	2.75%

On August 31, 2023, the Company entered into the Fourth Amendment and Forbearance Agreement to the Revolver (the “Fourth Amendment to the Revolver”) which decreased the available borrowing capacity to $100,000,000. The applicable margins were raised to: (i) 4.75% per annum with respect to SOFR Revolving Credit Loans, (ii) 3.75% per annum with respect to Base Rate Revolving Credit Loans, (iii) 5.75% per annum with respect to SOFR FILO Loans, and (iv) 4.75% per annum with respect to Base Rate FILO Loans. Pursuant to the terms of the Fourth Amendment to the Revolver, the remaining amounts owed under the Revolver will be split between IDC and Lyneer at the closing of the Merger, with Lyneer retaining availability of up to $40,000,000 under a new revolving credit facility having terms similar to those under the existing Revolver.

The Fourth Amendment to the Revolver was treated as a debt extinguishment after the Company’s analysis according to ASC 470. The total amendment fee was $1,550,000 and the structuring fee was $100,000, split evenly between IDC and the Company, and will be amortized as an adjustment to interest expense over the remaining term, along with any existing unamortized costs using the effective interest method. Fees paid other than to the lenders are expensed as incurred.

The Company and its lenders did not execute a fifth amendment and forbearance agreement. Instead, on January 30, 2024, the Company entered into the Limited Consent and Sixth Amendment and Forbearance Agreement (the “Sixth Amendment to the Revolver”) with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Revolver through March 15, 2024, revising financial ratios with the first ratio being due June 30, 2024, and entering into a schedule for repayment of the over-advance. The Sixth Amendment to the Revolver represents a limited waiver and requires the Company to complete certain actions subsequent to completion of the proposed Merger and the public offering. Following the closing of the proposed Merger, issuance of the Merger Note and successfully raising $20 million of gross proceeds in a public offering of securities, the Company will be required to direct a portion of the proceeds raised to specified creditors, execute limited pledge and guarantee agreements and provide other customary covenants. The events of default are waived for a limited period until March 15, 2024, at which time the Company is required to refinance or restructure the credit facility. The Sixth Amendment to the Revolver contains certain customary financial and non-financial covenants.

The Sixth Amendment to the Revolver was treated as a modification after the Company’s analysis according to ASC 470 and as such, the Company is deferring the $750,000 amendment, forbearance and structuring fees, split evenly between IDC and the Company, and will amortize as an adjustment to interest expense over the remaining term, along with any existing unamortized costs using the effective interest method. Fees paid to third parties are expensed as incurred, and no gain or loss was recorded on the modification.

On April 17, 2024, the Company entered into the Limited Consent and Seventh Amendment and Forbearance Agreement (the “Seventh Amendment to the Revolver”) with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Revolver through July 31, 2024, and eliminated certain financial ratios. The maturity date of the Revolver was accelerated to July 31, 2024 and the available borrowing capacity decreased to $70,000,000 and further decreasing to $40,000,000 upon the consummation of the Merger. Additionally, the sublimit for letters of credit was decreased to $6,000,000, further decreasing to $0 upon the consummation of the Merger.

The Seventh Amendment to the Revolver was treated as a debt extinguishment after the Company’s analysis according to ASC 470 and a loss of $1,213,379 is included in “loss on debt extinguishment” in the accompanying consolidated statements of operations. Any existing unamortized costs will be amortized as an adjustment to interest expense over the remaining term using the effective interest method. Fees paid other than to the lenders are expensed as incurred.

The additional forbearances represent limited waivers and require the Company to complete certain actions subsequent to completion of the proposed Merger and the public offering. The events of default are waived for a limited period until July 31, 2024, at which time the Company is required to refinance or restructure the credit facility. The extended forbearances contain certain customary financial and non-financial covenants.

On June 18, 2024, the Company entered into the Limited Consent and Eighth Amendment and Forbearance Agreement (the “Eighth Amendment to the Revolver”) with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Revolver through July 15, 2024. The maturity date of the Revolver was extended to August 31, 2025 and the available borrowing capacity was decreased to $60,000,000, decreasing to $40,000,000 upon Atlantic International and/or its subsidiaries or affiliates issuing equity interests generating gross proceeds in an amount not less than $20,000,000 (the “Initial Capital Raise”) and further decreasing upon the issuance or disposition of any indebtedness or equity interest after the Initial Capital Raise of or by (i) any loan party or subsidiary or affiliate thereof or (ii) Atlantic International or any subsidiary or affiliate thereof (the “Secondary Capital Raise”). The maximum consolidated cash balance at the end of any business day was reduced to $1,000,000.

On August 12, 2024 the Company entered into the Ninth Amendment with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Revolver through September 30, 2024. See Note 18: Subsequent Events for further information.

The Revolver contains certain customary financial and non-financial covenants.

Total available borrowing capacity on the Revolver as of June 30, 2024 was over-advanced by $357,604.

Term Note

On August 31, 2021, the Company and IDC as co-borrowers entered into a Term Note in the amount of $30,300,000. The proceeds of this loan were primarily used to finance the acquisition of Lyneer by IDC in August 2021. The Term Note matures on February 28, 2026, at which time all outstanding balances are due and payable. There are no scheduled principal payments on the Term Note prior to its maturity date. The Term Note is subordinated to the Revolver and bears an initial stated rate of 14% per annum.

As of June 30, 2024, and December 31, 2023, the Company has recognized liability balances on the Term Note of $0, and $34,223,489, respectively.

On May 5, 2023, the Third Amendment to the Term Note revised the stated interest rate which may vary between 14% and 16% per annum, with the cash portion of the stated rate varying from 10% to 11% per annum, and the PIK portion varying from 4% to 5% per annum, based on specified financial ratios and similar metrics.

The Third Amendment to the Term Note was treated as a modification after the Company’s analysis according to ASC 470 and as such, the Company is deferring the $100,000 amendment fee and will amortize as an adjustment to interest expense over the remaining term, along with any existing unamortized costs using the effective interest method. IDC paid the $100,000 amendment fee which is included in “capital contribution” on the accompanying condensed consolidated statements of mezzanine capital and members’ capital (deficit). Fees paid to third parties are expensed as incurred, and no gain or loss was recorded on the modification.

The Term Note was further amended on June 30, 2023 (the “Fourth Amendment to the Term Note”) to defer the July 1, 2023 Cash Interest payment until August 1, 2023. The Company did not make this payment due to the notice received from the Revolver’s administrative agent of the lender restricting payment on the Term Note. $15,000 was paid with respect to the Fourth Amendment to the Term Note.

On August 4, 2023, the Company received notice from the administrative agent of the Term Note that it was in default of the loan agreement due to non-payment of the August 1, 2023, interest payment due and the default rate became effective which is the stated rate plus 2% per annum.

The Term Note was further amended and provided a forbearance on August 31, 2023 (the “Fifth Amendment to the Term Note”). The lender waived all existing events of default as of the date of the Fifth Amendment to the Term Note and agreed to forbear from exercising its rights and remedies through November 17, 2023. The Fifth Agreement to the Term Note increased the stated interest rate to 19% per annum and the cash portion of the stated rate increased to 14% per annum. The Fifth Amendment to the Term Note has the same contingencies as the Fourth Amendment to the Revolver.

The Fifth Amendment to the Term Note was treated as a modification after the Company’s analysis according to ASC 470 and as such, the Company will amortize any existing unamortized costs using the effective interest method, as an adjustment to interest expense over the remaining term. The structuring fee of $32,500 and the total forbearance fee of $325,000, are the responsibility of IDC, which is included in “capital contribution” on the accompanying consolidated statements of changes in mezzanine capital, members’ capital (deficit) and shareholders’ earnings (deficit). These fees were not paid and as such, was added to the principal of the Term Note. Fees paid other than to the lenders are expensed as incurred, and no gain or loss was recorded on the modification.

The Company and IDC did not execute a sixth amendment and forbearance agreement. On January 30, 2024, the Company entered into the Limited Consent and Seventh Amendment (the “Seventh Amendment to the Term Note”) with its lender, under which the lender, waived all existing events of default and agreed to forbear from exercising its rights and remedies with respect to the Term Note through March 15, 2024. The Seventh Amendment to the Term Note has the same contingencies as the Sixth Amendment to the Revolver.

On April 17, 2024, the Company entered into the Limited Consent and Eighth Amendment and Forbearance Agreement (the “Eighth Amendment to the Term Note”) with its lender, under which the lender, waived all existing events of default and agreed to forbear from exercising its rights and remedies with respect to the Term Note through July 31, 2024. The Eighth Amendment to the Term Note has the same contingencies as the Seventh Amendment to the Revolver.

On June 18, 2024, the Company entered into the Limited Consent and Nineth Amendment and Forbearance Agreement (the “Nineth Amendment to the Term Note”) with its lender, under which the lender, waived all existing events of default and agreed to forbear from exercising its rights and remedies with respect to the Term Note through July 15, 2024. The Nineth Amendment to the Term Note has the same contingencies as the Eighth Amendment to the Revolver.

The Seventh Amendment to the Term Note, Eighth Amendment to the Term Note and Ninth Amendment to the Term Note were all accounted for as modifications.

On August 12, 2024, the Company entered into the Tenth Amendment and with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Term Note through September 30, 2024. See Note 18: Subsequent Events for further information.

The Term Note contains certain customary financial and non-financial covenants that the Company is required to comply with.

Seller Notes

As part of the purchase price consideration for the Transaction, the Company and IDC as co-borrowers issued various Seller Notes to former owners totaling $15,750,000. Payments on the Seller Notes are due in quarterly installments of $1,575,000, and $3,150,000 due at their amended maturity date of April 30, 2024, and bear interest at an amended fixed rate of 11.25% per annum. The Seller Notes represent unsecured borrowings and are subordinated to the Revolver and to the Term Note.

The Company has recognized Seller Note liability balances of $0 and $7,875,000 as of June 30, 2024, and December 31, 2023, respectively.

Earnout Notes

As contingent consideration milestones are met in connection with the Transaction Agreement, the Company can elect to pay the obligation in cash or issue notes payable. During 2022, the Company and IDC as co-borrowers issued nine notes payable with an aggregate value of $13,494,133. Payments on each of the Earnout Notes are due in quarterly installments through their amended maturity date of January 31, 2025, and each note bears an amended stated interest rate of 11.25% per annum. On January 16, 2024, the Company and IDC as co-borrowers issued six notes payable with an aggregate value of $6,941,521. Payments on each of the Earnout Notes are due in quarterly installments through their maturity date of January 16, 2026, and each note bears interest at a rate of 6.25% per annum. The Company did not make principal and interest payments due to the notice received from the Revolver’s administrative agent of the lender restricting payments to other lenders and the interest rate was increased to the default rate of 11.25% for the January Earnout Notes.

The Earnout Notes are subordinated to the Revolver and Term Note and represent unsecured borrowings.

The Earnout Note liability was $0 and $13,494,133 at the periods ended June 30, 2024 and December 31, 2023, respectively.

2023 and 2024Amendments to Seller and Earnout Notes

The Company did not make the Seller Note and Earnout Note principal and interest payments due during 2023 or the six months ended June 30, 2024. On May 14, 2023, the Company signed an amendment (the “Omnibus Amendment”) to defer the missed Seller Note and Earnout Note payments through the amendment date until their amended maturity dates of April 30, 2024, and January 31, 2025, respectively. The amendment increased the interest rate of the Seller Note and the Earnout Notes to 11.25% per annum from 6.25% for all remaining payments.

The Omnibus Amendment was treated as a modification after the Company’s analysis according to ASC 470 and as such, the Company is deferring the $40,000 amendment fee and will amortize as an adjustment to interest expense over the remaining term, along with any existing unamortized costs using the effective interest method. Lyneer paid the $40,000 amendment fee and will be reimbursed from IDC. These fees were included in “capital contribution” on the accompanying consolidated statements of mezzanine capital, members’ capital (deficit) and shareholders’ earnings (deficit). Fees paid to third parties are expensed as incurred, and no gain or loss was recorded on the modification.

On January 16, 2024, the Company signed the Second Omnibus agreement to defer the missed July 31, 2023 and October 31, 2023, principal and interest payments until February 28, 2024, in addition to the payment of $1,575,000, along with accrued interest, scheduled for payment on January 31, 2024, which shall now be due and payable on February 28, 2024. The Company missed the payment due on February 28, 2024.

The Second Omnibus Amendment was treated as a modification after the Company’s analysis according to ASC 470 and as such, the Company is deferring the $19,500 amendment fee and will amortize as an adjustment to interest expense over the remaining term, along with any existing unamortized costs using the effective interest method. Lyneer paid the $19,500 amendment fee and will be reimbursed from IDC. These fees were included in “capital contribution” on the accompanying consolidated statements of mezzanine capital, members’ capital (deficit) and shareholders’ earnings (deficit). Fees paid to third parties are expensed as incurred, and no gain or loss was recorded on the modification.

Credit Agreement

On June 18, 2024, the Company entered into a secured bridge loan (“Credit Agreement”) in the principal amount of $1,950,000 at an interest rate of 5% per annum. The maturity date of the Credit Agreement is September 30, 2024. However, mandatory prepayments shall be made from the Initial Capital Raise, on the issuance of new debt or new equity interests, or upon a change of control.

Promissory Note

From April 29, 2019 to April 29, 2020, the Company entered into a series of non-convertible promissory notes (the “Promissory Notes”) with St. Laurent Investments LLC amounting to $1,375,000. The Promissory Notes had a one-year term, most recently extended through July 31, 2025 or a later date to be mutually agreed upon. The Promissory Notes bear interest accruing at the rate of 5% per annum, and increases to 10% for the period from August 1, 2024, through July 31, 2025.

Merger Note

In connection with the closing of the Merger, we issued to IDC the Merger Note in the principal amount of $35,000,000 that will mature on September 30, 2024. The Merger Note does not bear interest and is not convertible prior to an event of default under the Merger Note. If an event of default should occur under the Merger Note, the Merger Note will bear interest at the rate of 7% per annum commencing upon the date of such event of default and will be convertible into shares of our common stock at a price per share that equals the lowest daily volume weighted average price per share (VWAP) during the five trading days immediately preceding the date on which the applicable conversion notice is delivered to us, but not less than 80% of the price per share in our Initial Capital Raise, provided, however, that the number of shares of our common stock issuable upon conversion of the Merger Note will not exceed 19.99% of the number of our outstanding shares of common stock without shareholder approval if our common stock is then listed on a National Stock Exchange. As we do not believe we will have sufficient liquidity and capital resources to pay the Merger Note in full when due, as well as to restructure our joint and several debt obligations, we believe we will have to sell additional equity or debt securities prior to the maturity date of the Merger Note to pay or refinance the Merger Note when due. However, as Prateek Gattani, our Chairman of the Board following the Merger, is also the Chief Executive Officer and controlling stockholder of IDC, we also believe we will be able to negotiate an extension of the Merger Note if we are unable to pay it in full at maturity. An event of default under the Merger Note may result in an additional event of default under the Revolver and our other indebtedness for borrowed funds.

Debt Allocation Agreement

Lyneer and IDC entered into a debt allocation agreement (the “Allocation Agreement”) dated as of December 31, 2023, which specifies and allocates responsibility for repaying (or refinancing) the joint-and-several debts between Lyneer and IDC. The Company reassessed its accounting for joint-and-several liabilities under ASC 405-40 as of the Merger date and concluded it is reasonably probably that IDC can repay their portion of the debt allocated per the Allocation Agreement. As a result, the Company deconsolidated it’s joint and several debt obligations.

Subsequent to the executed amendments of the Company’s debt obligations described herein, the future minimum principal payments on the Company’s outstanding debt are as follows:

As of June 30, 2024
Remainder of 2024	$36,950,000
2025	41,538,261
2026	—
2027	—
2028	—
Thereafter	—
Total	$78,488,261

Interest Expense

The Company recognized total interest expense of $4,000,024 and $4,032,944 during the three months ended June 30, 2024 and 2023, respectively and $9,022,254 and $7,723,033 during the six months ended June 30, 2024, and 2023. $233,591 and $101,319 of deferred financing costs were recognized as a component of “interest expense” on the accompanying condensed consolidated statements of operations for the three months ended June 30, 2024, and 2023, respectively and $538,842 and $202,638 for the six months ended June 30, 2024 and 2023, respectively.

Note 9: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Potential settlement offer for legacy stockholders	$11,101,671	$—
Accrued wages and salaries	7,984,421	5,372,929
Accrued commissions and bonuses	3,008,797	549,313
Accrued interest	459,208	3,001,362
Income tax payable	13,913	—
Earnout due to sellers – current portion	—	3,474,954
Accrued other expenses and current liabilities	4,159,390	3,645,537
Total accrued expenses and other current liabilities	$26,727,400	$16,044,095

Note 10: Commitments and Contingencies

Litigation

The Company is subject to lawsuits and other claims arising in the ordinary course of business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in a particular matter or changes in approach, such as a change in settlement strategy in dealing with these matters. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and an estimate of potential exposure. The Company believes that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s results of operations, financial position or cash flows, although such litigation is subject to certain inherent uncertainties.

On June 16, 2021, a complaint was filed in the Superior Court of New Jersey Law Division, Middlesex County. The complaint alleges a former minor employee (who obtained employment by providing false information) was injured on October 15, 2020, at the Co-Defendant’s worksite. Mediation was unsuccessful, and the matter was listed for trial but was rescheduled to sometime in September 2024. The Company’s employer’s liability insurance carrier and workers compensation carrier have now issued a reservation of rights and entered an appearance and appointed counsel to defend the Company’s interests in the case. A settlement conference was scheduled for July 23, 2024, but has been postponed. A new date has not yet been set. The Company believes it has issues for appeal, but believes it is probable to receive an unfavorable outcome and has accrued $875,000 with respect to this complaint, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.

Executive Employment and Consulting Agreements

Consulting Agreement with Robert Machinist

Upon the closing of the Merger, Robert Machinist entered into a one-year consulting agreement with our company as Executive Vice Chairman of the Board. Mr. Machinist’s consulting fee is $180,000 per annum. Mr. Machinist will receive a $100,000 transaction bonus upon the completion of the Merger. Mr. Machinist is eligible for discretionary annual bonuses as determined by the compensation committee of our board of directors.

If the consulting agreement is terminated for any reason other than for Cause (as defined) or if Mr. Machinist voluntarily terminates his consulting engagement for any reason, he will be entitled to full benefits and all previously granted restricted stock, restricted stock units and warrants will immediately vest. He will be entitled to six months of severance payments of his base salary upon termination, in equal monthly installments, other than for Cause. For Cause, he will be entitled to three months of severance paid in three equal monthly installments, and all unvested restricted stock, restricted stock units and warrants then held by Mr. Machinist will be forfeited.

Employment Agreement with Jeffrey Jagid

Upon the closing of the Merger, Jeffrey Jagid entered into an employment agreement with our Company as Chief Executive Officer. The agreement is for a term of five years with an additional one-year extension unless terminated by either party upon 90 days written notice prior to the end of the initial term. Mr. Jagid’s base salary is $500,000 per annum. Mr. Jagid is entitled to a true-up payment in an amount equal to the pro-rated difference between his salary of $120,000 per year under his employment contract dated February 1, 2023 with Atlantic and $500,000 per annum. Mr. Jagid is eligible to receive an annual bonus in an amount equal to his base salary for every year commencing in 2023. The bonus will be predicated upon our recording a minimum of $250,000,000 in revenues. Mr. Jagid will also be paid a $200,000 transaction bonus as a result of the closing of the Merger, and he will be paid additional transaction bonuses in the amount of $100,000 for the closing of any subsequent acquisition that is valued in excess of $8,000,000. He is also eligible for an annual discretionary bonus to be set by the compensation committee of our board of directors.

If we terminate the employment agreement for any reason other than Cause (as defined), all of Mr. Jagid’s then-outstanding restricted stock, restricted stock units and warrants will immediately vest, and Mr. Jagid will be entitled to (i) 12 months of severance payments of his base salary, (ii) a prorated annual bonus if we are on pace to meet the above-stated performance milestones, (iii) the right to 12 months of COBRA insurance, and (iv) reasonable outplacement services for a period of up to 90 days from termination.

Upon death or disability, Mr. Jagid, or his estate, will receive all accrued compensation and any prorated bonus, and any equity that would have vested during the 24-month period beginning on the date of death or disability will immediately vest. If Mr. Jagid is terminated for Cause, or resigns without Good Reason (as defined), he will receive accrued compensation and any vested equity.

Upon a Change of Control (as defined), all of Mr. Jagid’s non-vested equity will immediately vest in full, and he will be entitled to his full severance payments stated above if he chooses to terminate his employment with our company. Mr. Jagid will be subject to a one-year non-compete covenant from termination of his employment anywhere in the United States if termination is for Cause, and six months if termination is for any other reason. He will be subject to a two-year non-solicitation covenant from termination if he is terminated for Cause and 12 months if he is terminated for any other reason. He will also be covered under our directors and officers’ liability insurance for up to one year from termination of his employment.

Employment Agreement with Christopher Broderick

Upon the closing of the Merger, Christopher Broderick entered into an employment agreement with our company as Chief Operating Officer and Chief Financial Officer. The employment agreement is for three years with an additional one-year extension unless terminated by either party upon 90 days’ written notice prior to the end of the initial term. Mr. Broderick’s base salary is $300,000 per annum. He is also entitled to a true-up payment equal to the pro-rated difference between his salary of $120,000 per year under his employment agreement dated February 1, 2023 with Atlantic and $300,000 per annum. Mr. Broderick will be eligible to receive a yearly bonus equal to his annual base salary for every year commencing in 2023. The bonus will be predicated upon our recording a minimum of $250,000,000 in revenues and adjusted EBITDA of $5,000,000. Mr. Broderick will also be paid a $150,000 transaction bonus as a result of the closing of the Merger and he will be paid additional transaction bonuses in the amount of $75,000 for the closing of any subsequent acquisition that is valued in excess of $8,000,000. He also will be eligible for an annual discretionary bonus to be set by the compensation committee of the board of directors.

If we terminate the employment agreement for any reason other than Cause (as defined), all of Mr. Broderick’s then-outstanding restricted stock, restricted stock units and warrants will immediately vest, and Mr. Broderick will be entitled to (i) 12 months of severance payments of his base salary, (ii) a prorated annual bonus if we are on pace to meet the above-stated performance milestones, (iii) the right to 12 months of COBRA insurance, and (iv) reasonable outplacement services for a period of up to 90 days from termination.

Upon death or disability, Mr. Broderick, or his estate, will receive all accrued compensation and any prorated bonus, and any equity that would have vested during the 24-month period beginning on the date of death or disability will immediately vest. If Mr. Broderick is terminated for Cause, or resigns without Good Reason (as defined), he will receive accrued compensation and any vested equity.

Upon a Change of Control (as defined), all of Mr. Broderick’s non-vested equity will immediately vest in full, and he will be entitled to his full severance payments stated above if he chooses to terminate his employment with our company. Mr. Broderick will be subject to a one-year non-compete covenant from termination of his employment anywhere in the United States if termination is for Cause, and six months if his termination is for any other reason. He will be subject to a two-year non-solicitation covenant from termination if he is terminated for Cause and 12 months if he is terminated for any other reason. He will also be covered under our directors and officers’ liability insurance for up to one year from termination of employment.

Employment Agreement with Michael Tenore

Upon the closing of the Merger, Michael Tenore entered into an employment agreement with our company as General Counsel and Secretary. The employment agreement is for three years with an additional one-year extension unless terminated by either party upon 90 days written notice prior to the end of the initial term. Mr. Tenore’s base salary is $300,000 per annum. He is also entitled to a true-up payment equal to the pro-rated difference between his salary of $120,000 per year under his employment agreement dated April 1, 2023, with Atlantic and $300,000 per annum. Mr. Tenore is entitled to receive an annual bonus of $100,000 for every year commencing in 2023. The bonus is predicated upon our receiving a minimum of $250,000,000 in revenues and adjusted EBITDA of $5,000,000. Mr. Tenore will also be paid a $75,000 transaction bonus as a result of the closing of the Merger, and he will be paid additional transaction bonuses in the amount of $75,000 for the closing of any subsequent acquisition that is valued in excess of $8,000,000. He also will be eligible for an annual discretionary bonus to be set by the compensation committee of our board of directors.

If we terminate the employment agreement for any reason other than Cause (as defined), all of Mr. Tenore’s then-outstanding restricted stock, restricted stock units and warrants will immediately vest, and Mr. Tenore will be entitled to (i) 12 months of severance payments of his base salary, (ii) a prorated annual bonus if we are on pace to meet the above-stated performance milestones, (iii) the right to 12 months of COBRA insurance, and (iv) reasonable outplacement services for a period of up to 90 days from termination.

Upon death or disability, Mr. Tenore, or his estate, will receive all accrued compensation and any prorated bonus, and any equity that would have vested during the 24-month period beginning on the date of death or disability will immediately vest. If Mr. Tenore is terminated for Cause, or resigns without Good Reason (as defined), he will receive accrued compensation and any vested equity.

Upon a Change of Control (as defined), all of Mr. Tenore’s non-vested equity will immediately vest in full and he will be entitled to his full severance payments stated above if he chooses to terminate his employment with our company. Mr. Tenore will be subject to a one-year non-compete covenant from termination of his employment anywhere in the United States if his termination is for Cause, and six months if termination is for any other reason. He will be subject to a two-year non-solicitation covenant from termination if he is terminated for Cause and 12 months if terminated for any other reason. He also will be covered under our directors and officers’ liability insurance for up to one year from termination of employment.

Employment Agreement with Todd McNulty

On June 18, 2024, Lyneer entered into a new employment agreement, with Todd McNulty to be its Chief Executive Officer. The employment agreement is for three years with successive one-year extensions unless terminated by either party upon 90 days’ prior written notice. Mr. McNulty’s current base salary is $750,000 per annum. Mr. McNulty is entitled to receive: (a) a transaction bonus of $100,000; (b) accrued compensation of $300,000 on or before June 28, 2024; (c) a 2024 Special Bonus of $1,375,000 on or before September 18, 2024; (d) an additional cash bonus of $1,375,000 on or before December 18, 2024; (e) beginning in 2024 and each fiscal year thereafter an annual bonus increasing from $100,000 to $300,000 on total revenues increasing from $350 million to $390 million, and (f) restricted stock units equal to 1% of the Company’s issued and outstanding shares of common stock. He is also eligible for an annual discretionary bonus to be set by the compensation committee of our board of directors.

In case of termination without Cause (as defined), or termination by Mr. McNulty with Good Reason (as defined), or termination upon expiration date with notice of termination/non-renewal by Lyneer, unless Lyneer provides notice of termination prior to the expiration of the Agreement in which case Mr. McNulty shall receive the severance amount. Mr. McNulty will be entitled to severance defined as: (i) in the event of a termination date on or prior to the second anniversary date of the Merger, an amount equal to 1.5 times his annual base salary as in effect immediately prior to the termination date, and continuation of medical insurance benefits, as provided on the termination date until the end of the applicable severance term (as defined, or, at the sole discretion of Lyneer, reimburse Mr. McNulty for COBRA insurance; (ii) in the event of a termination date after the second anniversary of the Merger, an amount equal to one time his annual base salary as in effect immediately prior to the termination date, and continuation of medical insurance benefits or COBRA insurance until the end of the applicable severance term; or (iii) in the case of non-renewal of the employment agreement by Lyneer after the initial term or any renewal term and the subsequent termination of employment within three months following such non-renewal of the employment agreement by Lyneer, an amount equal to six months of his annual base salary as in effect immediately prior to the termination date, and continuation of medical insurance benefits or COBRA insurance. In case of termination by Lyneer with Cause or by Mr. McNulty without Good Reason, Mr. McNulty will only be entitled to accrued obligations consisting of accrued but unpaid base salary; unreimbursed expenses; accrued but unpaid benefits; and any unpaid bonus for any then completed fiscal year. Mr. McNulty is subject to one-year non-compete and non-solicitation covenants from termination of his employment.

Employment Agreement with James Radvany

On June 18, 2024, Lyneer entered into a new employment agreement with James Radvany to continue as its Chief Financial Officer. The employment agreement has a term of three years with successive one-year extensions unless terminated by either party upon 90 days’ prior written notice. Mr. Radvany’s base salary is $500,000 per annum. Mr. Radvany is entitled to the same transactions bonus, accrued compensation, 2024 Special Bonuses, annual bonuses starting in 2024, discretionary bonuses and 1% restricted stock units as Mr. McNulty is entitled to. Mr. Radvany’s employment agreement provides for the same severance provisions, non-competition and non-solicitation covenants as those in Mr. Radvany’s employment agreement discussed above. In case of termination by Lyneer with Cause or by Mr. Radvany without Good Reason, Mr. Radvany will only be entitled to accrued obligations consisting of accrued but unpaid base salary; unreimbursed expenses; accrued but unpaid benefits; and any unpaid bonus for any then completed fiscal year.

Board of Directors Agreement (Chairman) with Prateek Gattani

Upon the closing of the Merger, the Company adopted the Board of Director’s Agreement dated as of April 15, 2024 with Prateek Gattani to serve as Chairman of the Board for a two-year period from the closing of the Merger. The agreement provides for Mr. Gattani to have all responsibilities of a director of the Company. He is to be paid an annual fee equal to the higher of $200,000 or the highest amount any other director is being paid. Mr. Gattani was granted RSUs to purchase 1,300,000 shares of common stock vested upon the date of grant and exercisable for five (5) years from the date of issuance. The agreement provides that he cannot be removed except by the Company’s shareholders.

Note 11: Fair Value Measurements

Earnout Liability

The Company may be required to make certain earnout payments in connection with the Transaction, which would be payable upon the future achievement of revenues less certain identified expenses and other performance targets. The fair value of these contingent consideration payments is determined using a Monte Carlo simulation, with key inputs being standard deviation applied to the Company’s revenues, revenue multiple, and gross profit discount rate. The fair value measurement of the contingent consideration is considered a Level 3 measurement within the fair value hierarchy.

The measurement period for the Company’s contingent consideration arrangements expired on August 31, 2023, at which time amounts owed by the Company to its former owners were computed and represent fixed amounts.

A summary of the activities of Level 3 fair value measurements is as follows:

December 31, 2023
Beginning balance	$7,100,000
Issuance of Earnout Notes	—
Change in fair value	(150,093)
Transfer to purchase consideration	(6,949,907)
Ending balance	$—

See Note 14: Related Party Transactions for a discussion of the Company’s contingent consideration liabilities attributed to LMH.

Note 12: Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Cash in Excess of FDIC Insured Limits

The Company places its cash and cash equivalents with financial institutions which it believes are of high creditworthiness and where deposits are insured by the United States Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s cash balances in excess of FDIC insured limits amounted to $139,694 and $1,659,914 as of June 30, 2024 and December 31, 2023, respectively.

The Company has not experienced any losses with regard to its bank accounts and believes it does not pose a significant credit risk to the Company.

Other Concentrations

As of June 30, 2024 and December 31, 2023, the Company has a deposit in the amount of $8,000,000 with a professional employer organization (“PEO”). The PEO is the employer of record for substantially all of the Company’s engagement professionals, and as such certain costs of revenue are paid to the PEO and subsequently distributed to Company engagement professionals.

Note 13: Members’ Capital and Mezzanine Capital

As of December 31, 2023, 90%, of the outstanding membership units were held by IDC, and 10% were held by LMH.

Under the Operating Agreement, LMH has the right, but not the obligation to require IDC to purchase LMH’s interest in the Company (the “LMH Put”) upon the occurrence of any Triggering Event, or during the Put-Call Period. Upon the occurrence of certain triggering events as defined in the Company’s operating agreement, LMH had the right to require IDC to purchase its membership units in the Company. The Company has determined the LMH Units to be redeemable upon an event that is outside the control of the Company, and accordingly has classified the LMH Units as a component of mezzanine capital and outside of permanent equity as of December 31, 2023. These units were exercised on February 28, 2024 and as of June 30, 2024 were reclassed to permanent equity. See below for further detail.

Accordingly, these ownership interests were recorded in mezzanine capital, and subject to subsequent measurement under the guidance provided under ASC Topic 480 – Distinguishing Liabilities from Equity (“ASC 480”). Pursuant to ASC 480, contingently redeemable equity instruments that are not redeemable as of the balance sheet date but probable of becoming redeemable in the future should be accreted to their redemption value either immediately or ratably; the Company has elected to recognize changes in redemption value immediately upon the determination that an outstanding instrument is probable of becoming redeemable in the future.

Net income and losses are allocated to Members’ capital accounts in accordance with the terms of the Operating Agreement which generally provides that these items are allocated in proportion to each Member’s percentage ownership interest in the Company. Distributions to the Members are made at the discretion of the Board of Managers and in accordance with the terms of the Operating Agreement.

The LMH Put is payable by IDC and will be paid by the issuance of the Put-Call Notes. The Put-Call period was extended until February 29, 2024. On February 28, 2024, LMH exercised its right to put the LMH Units to IDC and entered into a Put-Call Option Note on April 17, 2024, in the amount of $10,796,912. While not formalized until April 17, 2024, the terms of the Put-Call Option Note were agreed to by all parties prior to March 31, 2024 and as such, the Company gave effect to the transaction as of March 31, 2024. The Put-Call Option Note provides that IDC owned one hundred percent (100%) of all the membership interests in Lyneer Investments and requires IDC to pay 50% of outstanding principal six months after issuance with the remaining 50% payable in six equal quarterly payments beginning on December 31, 2024 and continuing until the maturity date of June 30, 2026. The Put-Call Option Note provides for the acceleration of payment principal under certain conditions, including upon a change of control, as defined. The Put-Call Option Note bears interest at a stated annual interest rate of 5.25% which is payable quarterly in arrears commencing December 31, 2024. IDC may prepay the Put-Call Option Note at any time without premium or penalty. The Put-Call Option Note contains customary covenants.

As part of the consummation of the Merger on June 18, 2024, IDC paid $2,000,000 to LMH as a partial payment on the Put-Call Option Note.

Note 14: Related Party Transactions

Transactions with Lyneer Management Holdings

LMH was a non-controlling member of the Company with a 10% ownership interest at December 31, 2023. Two of the Company’s officers, specifically its CEO and CFO, each owned 44.5% of LMH, respectively.

On November 15, 2022, Lyneer and IDC as co-borrowers issued Year 1 Earnout Notes to LMH with total balances of $5,127,218. The balance of the Year 1 Earnout Notes payable to LMH was $0 and $5,127,218 as of June 30, 2024 and December 31, 2023, respectively. On January 16, 2024, Lyneer and IDC as co-borrowers issued Year 2 Earnout Notes to LMH with total balances of $2,013,041. The balance of the Year 2 Earnout Notes payable to LMH was $0 as of both June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and December 31, 2023, the combined Earnout Note balances payable to LMH of $0 and $5,127,218 are included in “notes payable, current portion”, respectively on the accompanying condensed consolidated balance sheets. Interest expense incurred on the Earnout Notes to LMH totaled $174,058 and $173,737 for the three months ended June 30, 2024 and 2023, respectively and $347,766 and $236,457 for the six months ended June 30, 2024 and 2023, respectively.

Total amounts due from LMH under the indemnification provisions of the Transaction Agreement amounted to $0 and $750,000 as of June 30, 2024 and December 31, 2023, respectively and are included in “other assets” in the accompanying condensed consolidated balance sheets. Refer to Note 1: Organization and Nature of Operations for additional information.

The balance of the earnout liability payable to LMH as of June 30, 2024 and December 31, 2023, was $0 and $2,015,473, respectively, which is included in “other liabilities” on the accompanying consolidated balance sheets.

On June 18, 2024 as part of the Merger, LMH entered into a $6,000,000 guarantee agreement with the PEO, replacing and cancelling the $6,000,000 letter of credit previously held by the lenders of the Revolver.

Transactions with IDC

The Company and IDC are co-borrowers and jointly and severally liable for principal and interest payments under the Revolver, the Term Note, the Seller Notes and the Earnout Notes. In the case of certain of those obligations IDC generally makes certain interest and principal payments to the lenders and collects reimbursement from the Company. For interest payments of that nature, the Company recognizes interest expense when interest is incurred under the relevant loan agreement and a corresponding payable to IDC, which is subsequently removed from the Company’s consolidated balance sheet upon Company’s remittance of the reimbursement funds to IDC. Additionally, when principal payments are made by IDC the Company recognizes a reduction of the associated loan balance, with a corresponding increase in the payable to IDC which is then reduced upon the Company’s payment of funds to IDC.

The Company and IDC file consolidated income tax returns in certain state and local jurisdictions. In connection with this arrangement the Company has recorded a liability payable to IDC for taxes payable by IDC which represent taxes attributable to the Company’s operations included on consolidated state and local income tax returns filed by IDC. These amounts are determined by determining the Company’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $545,547 and $522,472 as of June 30, 2024 and December 31, 2023, respectively, and are included in “due to related parties” on the accompanying condensed consolidated balance sheets.

Total amounts payable to IDC, including the above taxes payable to IDC, amounted to $2,771,502 and $4,384,178 as of June 30, 2024, and December 31, 2023, respectively and are included in “due to related parties” on the accompanying condensed consolidated balance sheets. There are no formalized repayment terms.

During the six months ended June 30, 2024, Lyneer included $402,500 as an expense paid for by IDC and recorded as a deemed capital contribution to Lyneer, of which all related to transaction bonuses. Additionally, IDC agreed to reimburse certain expenses paid by Lyneer totaling $631,469 also recorded as deemed capital contributions, by reducing the payable balance owed to IDC. Of this amount, $611,969 related to professional fees and $19,500 related to a debt amendment fee.

On June 18, 2024, the Company entered into a $35,000,000 Merger Note with IDC. See Note 8: Debt for further discussion. Additionally, IDC was issued 25,423,729 shares of the Company’s common stock at a market value of $2.36 per share, or $60,000,000 in the aggregate.

Advance to Officer

Lyneer advanced $400,000 to the CEO of the Company in 2022. The advance did not bear interest. This advance is recorded in “other assets” on the accompanying condensed consolidated balance sheets as of December 31, 2023. The officer loan settled from a portion of the recapitalization proceeds at the closing of the Merger.

Note 15: Stock-Based Compensation

Upon the consummation of the Merger, the 2023 Equity Incentive Plan (the “Incentive Plan”) became effective. The Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalents, and other stock or cash-based awards, or collectively, awards to officers, employees, non-employee directors, and consultants and those of our subsidiaries as selected from time to time by the plan administrator in its discretion. Unless otherwise set forth in an individual award agreement, each award shall vest over a four-year period, with one-quarter of the award vesting on the first annual anniversary of the date of grant, with the remainder of the award vesting monthly thereafter.

Share Reserve

A number of shares of our common stock equal to 15% (initially 7,309,322 shares) of the number of shares of common stock to be outstanding immediately following consummation of the Initial Capital Raise following the Merger was initially reserved for issuance under the Incentive Plan. Following the Merger, we assumed Atlantic’s obligations with respect to restricted stock units granted to and held by those members of Atlantic management and certain persons who are key consultants to our company post-Merger and it is expected that all of the shares of common stock initially reserved for issuance under the Incentive Plan will be reserved for issuance upon the vesting of such restricted stock units.

Shares underlying any awards under the Incentive Plan that are forfeited, cancelled, held back to cover the exercise price or tax withholding, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the shares available for issuance under the Incentive Plan. The payment of dividend equivalents in cash shall not count against the share reserve.

Restricted Stock Units

The Company has granted 2,377,091 restricted stock units to non-employees under its Incentive Plan. As of June 30, 2024, the Company had 433,547 outstanding RSUs with a grant date fair value of $2.36.

The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	—	$—
Granted	2,377,091	$2.36
Vested	(1,933,544)	$2.36
Unvested at June 30, 2024	443,547	$2.36

Of the shares granted, 593,221 shares are for compensation for transaction costs related to the Merger incurred by a third party on behalf of the Company. An assumption agreement was entered into on June 18, 2024, whereby the Company agreed to assume those obligations and issue equity of Atlantic to satisfy these obligations in full.

Stock-based compensation expense included in the accompanying consolidated statements of operations was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$4,506,066	$—	$4,506,066	$—

As of June 30, 2024, there was $1,103,869 of unrecognized stock-based compensation related to RSUs outstanding, which is expected to be recognized over a weighted-average remaining service period of less than one year.

Note 16: Income Taxes

For the three months ended June 30, 2024 and 2023, the Company recorded an income tax benefit of $17,221,979 and $1,523,345, respectively and $18,512,574 and $2,444,418 for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was 23.6% and 29.1%, respectively. The decrease in effective tax rates between the periods was primarily due to the disallowance of transaction costs in the amount of $20,893,556 for tax purposes.

Note 17: Earnings per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(54,911,719)	$(3,616,092)	$(59,778,563)	$(5,944,375)
Denominator:
Weighted average common shares outstanding, basic and diluted	28,081,013	25,423,729	26,752,371	25,423,729
Net loss per share, basic and diluted	$(1.96)	$(0.14)	$(2.23)	$(0.23)
Excluded anti-dilutive shares	2,377,091	8,283	2,377,091	13,825

Note 18: Subsequent Events

The Company has evaluated subsequent events through August 14, 2024, as detailed below.

Registration Statement

On July 22, 2024 the Company filed a registration statement on Form S-8 to register up to 15% (initially 7,309,322 shares) of the number of shares of common stock, par value $0.00001, to be outstanding immediately following consummation of the Initial Capital Raise following the Merger issuable pursuant to outstanding unvested or unexercised stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, and other stock or cash based awards (collectively, “Awards”) granted under the Company’s 2023 Equity Incentive Plan which became effective upon the consummation and completion of the Merger.

Shareholder Dividend Settlements

The Company is in the process of extending offers for settlement to shareholders as a result of the Company’s failing to declare and pay a declared dividend as described in the Company’s filings. As of July 24, 2024, the Company has paid $25,000 in cash and issued 987,860 shares of common stock of the Company in partial satisfaction of obligations related to the dividend.

Revolver and Term Note Amendments

On August 12, 2024 the Company entered into extended forbearance agreements with its lenders of the Revolver and Term Note, under which the lenders, waived all existing events of default as of the date of the agreements and agreed to forbear from exercising their rights and remedies with respect to such events of default under the Revolver and Term Note through September 30, 2024. The maximum aggregate principal amount of $60,000,000 will be reduced by $500,000 on each Thursday starting August 15, 2024 and continuing through and including September 26, 2024. The Initial Capital Raise milestone and the uplisting milestone dates were extended to September 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to Atlantic International Corp. (Atlantic or the Company) and its consolidated subsidiaries and should be read together with the Company’s Consolidated Financial Statements and accompanying notes included in Part I, Item 1.—Financial Statements of this Quarterly Report on Form 10-Q.

Overview

Atlantic, through its subsidiaries, is a national strategic staffing firm servicing the commercial, professional, finance, direct placement, and managed service provider verticals. Lyneer was formed under the principles of honesty and integrity, and with the view of becoming the preferred outside employer of choice. Since its formation, the Company has grown from a regional operation to a national staffing firm with offices and geographic reach across the United States. The Company primarily places individuals in accounting and finance, administrative and clerical, information technology, legal, light industrial, and medical roles. The Company is also a leading provider of productivity consulting and workforce management solutions. Atlantic is headquartered in Englewood Cliffs, New Jersey and has more than one hundred locations in the USA.

The Company’s management believes, based on their knowledge of the industry, that it is one of the prominent and leading staffing firms in the ever-evolving staffing industry. Its management also believes that it is an industry leader in permanent, temporary and temp-to-perm placement services in a wide variety of areas, including, but not limited to, accounting & finance, administrative & clerical, hospitality, IT, legal, light industrial and medical fields. Its deep expertise and extensive experience have helped world class companies revolutionize their operations, resulting in greater efficiency and streamlined processes. Its comprehensive suite of solutions covers all aspects of workforce management, from recruitment and hiring to time and attendance tracking, scheduling, performance management, and predictive analytics. Atlantic takes a personalized approach to each client, working closely with them to understand their unique needs and develop a tailored roadmap for success. In addition, Atlantic offers a comprehensive range of recruiting services, including temporary and permanent staffing, within the light industrial, administrative, and financial sectors. Its services are designed to meet each client’s needs, including payroll services and vendor management services/managed service provider solutions. Its extensive network of offices and onsite operations provide local support for its clients, while its national presence gives Atlantic the resources to tackle even the most complex staffing needs. With a focus on integrity, transparency and customer service and a commitment to results over a 25-year period, management believes it has earned a reputation as one of the premier workforce solutions partners in the United States.

At Atlantic, management understands that finding the perfect candidate starts before the job requisition even comes in. The Company employs the strategy of proactive recruitment to build a pipeline of pre-vetted candidates for order fulfilment. Atlantic’s client mix consists of both small- and medium-size businesses, and large national and multinational client relationships. Client relationships with small- and medium-size businesses are based on a local or regional relationship, and tend to rely less on longer-term contracts, and the competitors for this business are primarily locally owned businesses. Comprising over 60% of the Company’s revenue base, the large national and multinational clients, on the other hand, will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to local managers. As a result, employment services firms with a large network of offices compete most effectively for this business, which generally has agreed-upon pricing or mark-up on services performed.

Results of Operations

The following discussion summarizes the key factors Atlantic’s management team believes are necessary for an understanding of Atlantic’s financial statements.

Comparison of the Three and Six Months Ended June 30, 2024 and 2023:

Certain related party and non-related party financial statement line-item amounts have been aggregated for purposes of analysis below, which is consistent with management’s evaluation of its business results.

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
Service revenue, net	$104,636,273	$89,364,602	$15,271,671	17.1%
Cost of revenue	93,146,627	78,426,842	14,719,785	18.8%
Gross profit	11,489,646	10,937,760	551,886	5.0%
Selling, general and administrative	18,553,150	11,187,268	7,365,882	65.8%
Change in fair value of contingent consideration liabilities	—	(400,000)	400,000	(100.0)%
Depreciation and amortization	1,249,054	1,256,985	(7,931)	(0.6)%
Loss from operations	(8,312,558)	(1,106,493)	(7,206,065)	651.3%
Loss on debt extinguishment	1,213,379	—	1,213,379	+
Advisory fees paid in the merger	43,000,000	—	43,000,000	+
Interest expense	4,000,024	4,032,944	(32,920)	(0.8)%
Other expense	15,607,737	—	15,607,737	+
Net loss before provision for income taxes	(72,133,698)	(5,139,437)	(66,994,261)	+
Income tax benefit	17,221,979	1,523,345	15,698,634	+
Net loss	$(54,911,719)	$(3,616,092)	$(51,295,627)	+
Net loss per share, basic and diluted	$(1.96)	$(0.14)	$1.82	+
Weighted average shares outstanding, basic and diluted	28,081,013	25,423,729	2,657,284	10.5%

	Six Months Ended June 30,		Change
	2024	2023	Amount	Percent
Service revenue, net	$205,259,485	$187,392,724	$17,866,761	9.5%
Cost of revenue	183,304,457	164,708,406	18,596,051	11.3%
Gross profit	21,955,028	22,684,318	(729,290)	(3.2)%
Selling, general and administrative	28,894,187	21,329,274	7,564,913	35.5%
Change in fair value of contingent consideration liabilities	—	(500,000)	500,000	(100.0)%
Depreciation and amortization	2,508,608	2,520,804	(12,196)	(0.5)%
Loss from operations	(9,447,767)	(665,760)	(8,782,007)	+
Loss on debt extinguishment	1,213,379	—	1,213,379	+
Advisory fees paid in the merger	43,000,000	—	43,000,000	+
Interest expense	9,022,254	7,723,033	1,299,221	16.8%
Other expense	15,607,737	—	15,607,737	+
Net loss before provision for income taxes	(78,291,137)	(8,388,793)	(69,902,344)	+
Income tax benefit	18,512,574	2,444,418	16,068,156	+
Net loss	$(59,778,563)	$(5,944,375)	$(53,834,188)	+
Net loss per share, basic and diluted	$(2.23)	$(0.23)	$2.00	+
Weighted average shares outstanding, basic and diluted	26,752,371	25,423,729	1,328,642	5.2%

+ -	change greater than ± 100%

Service Revenue, Net

Service revenue, net of discounts, for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Temporary placement services	$103,897,666	$88,298,049	$203,570,568	$185,361,351
Permanent placement and other services	738,607	1,066,553	1,688,917	2,031,373
Total service revenues, net	$104,636,273	$89,364,602	$205,259,485	$187,392,724

Service revenue, net was $104,636,273 and $89,364,602 for the quarters ended June 30, 2024 and 2023, respectively, an increase of $15,271,671, or 17.1%. This increase was predominately due to the higher revenues from the Company’s temporary placement services business, which increased $15,599,617 or 17.7% in the three months ended June 30, 2024 as compared to the same period in 2023 due primarily to a strong sales initiative by the Company. Permanent placement and other services decreased $327,946 or 30.7% due to lower permanent job demand as companies cut back on hiring permanent positions.

Service revenue, net was $205,259,485 and $187,392,724 for the six months ended June 30, 2024 and 2023, respectively, an increase of $17,866,761, or 9.5%. This increase was predominately due to the higher revenues from the Company’s temporary placement services business, which increased $18,209,217 or 9.8% in the six months ended June 30, 2024 as compared to the same period in 2023 due primarily to a strong sales initiative by the Company. Permanent placement and other services decreased $342,456 or 16.9% due to lower permanent job demand as companies cut back on hiring permanent positions.

Cost of Revenue and Gross Profit

Gross profit reflects the difference between realized service revenue, net and cost of revenues for providing temporary and permanent placement solutions. Cost of revenue consists primarily of fixed and variable directs costs, including payroll, payroll taxes and employee benefit costs. Cost of revenue and gross profit for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service revenue, net	$104,636,273	$89,364,602	$205,259,485	$187,392,724
Cost of revenue	93,146,627	78,426,842	183,304,457	164,708,406
Gross profit	$11,489,646	$10,937,760	$21,955,028	$22,684,318

Cost of revenue for the quarters ended June 30, 2024 and 2023 was $93,146,627 and $78,426,842, respectively, an increase of $14,719,785 or 18.8%. The increase in cost of revenue was due primarily to higher service revenue, net driven primarily by higher temporary placement services revenue, which increased $15,271,671 or 17.1%. Gross profit for the quarter ended June 30, 2024 and 2023 was $11,489,646 and $10,937,760, respectively, an increase of $551,886 or 5.0%. As a percentage of service revenue, net, gross profit was 11.0% and 12.2% for the quarter ended June 30, 2024 and 2023, respectively, which decreased due to increasing labor related costs.

Cost of revenue for the six months ended June 30, 2024 and 2023 was $183,304,457 and $164,708,406, respectively, an increase of $18,596,051 or 11.3%. The increase in cost of revenue was due primarily to higher service revenue, net driven primarily by higher temporary placement services revenue, which increased $17,866,761 or 9.5%. Gross profit for the six months ended June 30, 2024 and 2023 was $21,955,028 and $22,684,318, respectively, a decrease of $729,290 or 3.2%. As a percentage of service revenue, net, gross profit was 10.7% and 12.1% for the six months ended June 30, 2024 and 2023, respectively, which decreased due to increasing labor related costs.

Total Operating Expenses

Total operating expenses for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative	$18,553,150	$11,187,268	$28,894,187	$21,329,274
Change in fair value of contingent consideration liabilities	—	(400,000)	—	(500,000)
Depreciation and amortization	1,249,054	1,256,985	2,508,608	2,520,804
Total operating expenses	$19,802,204	$12,044,253	$31,402,795	$23,350,078

The changes in each financial statement line item for the respective periods are described below.

Selling, General and Administrative Costs

Selling, general and administrative expenses for the quarters ended June 30, 2024 and 20232 were $18,553,150 and $11,187,268, respectively, an increase of $7,365,882, or 65.8%, due primarily to higher transaction costs related to the Merger, offset partially by cost cutting measures, including personnel layoffs. As a percentage of service revenue, net, selling, general and administrative costs were 17.7% in the quarter ended June 30, 2024 as compared to 12.5% in the quarter ended June 30, 2023. The increase in selling, general and administrative costs as a percentage of service revenue, net was due primarily to higher transactions costs in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023.

Selling, general and administrative expenses for the six months ended June 30, 2024 and 2023 were $28,894,187 and $21,329,274, respectively, an increase of $7,564,913, or 35.5%, due primarily to higher transaction costs related to the Merger, offset partially by cost cutting measures, including personnel layoffs. As a percentage of service revenue, net, selling, general and administrative costs were 14.1% in the six months ended June 30, 2024 as compared to 11.4% in the six months ended June 30, 2023. The increase in selling, general and administrative costs as a percentage of service revenue, net was due primarily to higher transactions costs and RSU stock compensation expense in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Changes in Fair Value of Contingent Consideration Liabilities

Changes in the fair value of contingent consideration liabilities for the quarters ended June 30, 2024 and 2023 were $0 and $(400,000), respectively. The change of $400,000 reflects the change in fair value of the liability balance. The measurement period for the contingent consideration arrangements expired on August 31, 2023, at which time amounts owed Lyneer to its former owners were computed and represent fixed amounts.

Changes in the fair value of contingent consideration liabilities for the six months ended June 30, 2024 and 2023 were $0 and $(500,000), respectively. The change of $500,000 reflects the change in fair value of the liability balance. The measurement period for the contingent consideration arrangements expired on August 31, 2023, at which time amounts owed Lyneer to its former owners were computed and represent fixed amounts.

Depreciation and Amortization

Depreciation and amortization expense for the quarters ended June 30, 2024 and 2023 was $1,249,054 and $1,256,985, respectively, a decrease of $7,931 or 0.6%, which was essentially flat on a year-over year basis.

Depreciation and amortization expense for the six months ended June 30, 2024 and 2023 was $2,508,608 and $2,520,804, respectively, a decrease of $12,196 or 0.5%, which was essentially flat on a year-over year basis.

Loss on Debt Extinguishment

Loss on debt extinguishment, for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss on debt extinguishment	$1,213,379	$—	$1,213,379	$—

Loss on debt extinguishment during the three and six months ended June 30, 2024 relate to the Seventh Amendment and Forbearance Agreement to the Revolver being treated as a debt extinguishment after the Company’s analysis of Accounting Standards Codification (“ASC”) Topic 470 – Debt.

Advisory Fees Paid in the Merger

Advisory fees paid in merger for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Advisory fees paid in the merger	$43,000,000	$—	$43,000,000	$—

The shareholders of Atlantic Acquisition Corp. were issued an aggregate of 18,220,338 shares of Company’s common stock at a market value of $2.36 per share or $43,000,000 in the aggregate on the date of the Merger.

Interest Expense

Interest expense for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$4,000,024	$4,032,944	$9,022,254	$7,723,033

Interest expense for the quarters ended June 30, 2024 and 2023 was $4,000,024 $4,032,944, respectively. The decrease of $32,920, or 0.8%, in the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 was essentially flat due to the Company deconsolidating the joint and several debt obligations as of the Merger date.

Interest expense for the six months ended June 30, 2024 and 20232 was $9,022,254 and $7,723,033, respectively. The increase of $1,299,221, or 16.8%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was attributed primarily to significantly higher interest rates on the revolving credit facility on a year-over-year basis, an increase in the rates on the term, seller and earnout notes due to amendments in May 2023 and August 2023, and, new earnout notes issued in January 2024, partially offset by the Company deconsolidating the joint and several debt obligations as of the Merger date.

Other Expense

Other expense for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other expense	$15,607,737	$—	$15,607,737	$—

Other expense for the quarter and six months ended June 30, 2024 related to accrued amounts pertaining to a potential settlement for legacy shareholders and stock compensation expense related to third parties as advisors to the Company.

Income Tax Benefit

Provision for income taxes for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax benefit	$17,221,979	$1,523,345	$18,512,574	$2,444,418

Income tax benefit for the quarters ended June 30, 2024 and 2023 was $17,221,979 and $1,523,345, respectively, an increase of $15,698,634, which was driven primarily by the increase in net loss before taxes of $72,133,698 for the quarter ended June 30, 2023 compared to $5,139,437 for the quarter ended June 30, 2023, or an increase in the net loss before taxes of $66,994,261.

Income tax benefit for the six months ended June 30, 2024 and 2023 was $18,512,574 and $2,444,418, respectively, an increase of $16,068,156, which was driven primarily by the increase in net loss before taxes of $78,291,137 for the six months ended June 30, 2024 compared to $8,388,793 for the six months ended June 30, 2023, or an increase in the net loss before taxes of $69,902,344.

Liquidity & Capital Resources

Atlantic’s working capital requirements are primarily driven by personnel payments and client accounts receivable receipts. As receipts from client partners lag behind payments to personnel, working capital requirements increase substantially in periods of growth.

Atlantic’s primary sources of liquidity have historically been cash generated from operations and borrowings under its revolving credit agreement (the “Revolver”). Atlantic’s primary uses of cash are payments to engagement personnel, corporate personnel, related payroll costs and liabilities, operating expenses, capital expenditures, cash interest, cash taxes, and contingent consideration and debt payments. If Atlantic and IDC are able to refinance their existing indebtedness as described below, Atlantic believes that the cash generated from operations, together with the borrowing availability under its portion of the Revolver or under any revolving credit facility that Lyneer may enter into to replace the Revolver, would be sufficient to meet its normal working capital needs for at least the 12-month period following the date of its June 30, 2024 financial statements, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Atlantic’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of Atlantic’s control. If Atlantic’s future cash flow from operations and other capital resources are insufficient to fund its liquidity needs, Atlantic may be forced to obtain additional debt or equity capital or refinance all or a portion of its debt.

In connection with the closing of the Merger, Atlantic issued to IDC the Merger Note in the principal amount of $35,000,000 that will mature on September 30, 2024. The Merger Note does not bear interest and is not convertible prior to an event of default under the Merger Note. If an event of default should occur under the Merger Note, the Merger Note will bear interest at the rate of 7% per annum commencing upon the date of such event of default and will be convertible into shares of our common stock at a price per share that equals the lowest daily volume weighted average price per share (VWAP) during the five trading days immediately preceding the date on which the applicable conversion notice is delivered to us, but not less than 80% of the price per share in our Initial Capital Raise, provided, however, that the number of shares of our common stock issuable upon conversion of the Merger Note will not exceed 19.99% of the number of our outstanding shares of common stock without shareholder approval if our common stock is then listed on a National Stock Exchange (“NSE”). As we do not believe we will have sufficient liquidity and capital resources to pay the Merger Note in full when due, as well as to restructure our joint and several debt obligations, we believe we will have to sell additional equity or debt securities prior to the maturity date of the Merger Note to pay or refinance the Merger Note when due. However, as Prateek Gattani, our Chairman of the Board following the Merger, is also the Chief Executive Officer and controlling stockholder of IDC, we also believe we will be able to negotiate an extension of the Merger Note if we are unable to pay it in full at maturity. An event of default under the Merger Note may result in an additional event of default under the Revolver and our other indebtedness for borrowed funds.

On June 6, 2023, Lyneer and IDC were informed by a letter from the administrative agent of the lender under the Revolver that the borrowing base calculation under the Revolver was required to be changed from how it was historically calculated. This change caused Lyneer and IDC as co-borrowers to be over-advanced, and the agent required the co-borrowers to cure the over-advance. On December 31, 2023, the total over-advance was $22,518,585.

On August 31, 2023 and January 16, 2024, later replaced on January 30, 2024, Lyneer and IDC entered into consent and forbearance agreements with its lender under the Revolver pursuant to which the lender waived all existing events of default as of the date of the agreements and agreed to forbear from exercising its rights and remedies with respect to such events of default under the credit facilities through November 17, 2023 and March 15, 2024, respectively. On April 17, 2024, Lyneer and IDC entered into a limited consent and amendment to the forbearance agreement with the lender under the Revolver under which the lender agreed to extend its forbearance with respect to all then-existing events of default until July 31, 2024. As a result of the Company being unable to complete its Initial Capital Raise by May 15, 2024, the Company was required to obtain additional forbearance agreements.

On June 18, 2024, Lyneer and IDC entered into consent and forbearance agreements with its lender under the Revolver under which the Lender agreed to extend its forbearance with respect to all then-existing events of default until July 15, 2024, subject to the satisfaction of various conditions, all of which have been satisfied, and agreed to a revised schedule for the repayment of the over-advance. The events of default of the borrowers under the Revolver included:

(i)	the failure to repay an over-advance in the amount of $4,662,495 as of May 31, 2024;

(ii)	failure to complete an initial capital raise (“Initial Capital Raise”) on or before May 15, 2024 and apply the proceeds thereof as specified;

(iii)	failure to have completed presentations to potential buyers under a sale and potential lenders in respect of a refinancing transaction resulting in payment in full of all Obligations (as defined);

(iv)	the failure to deliver to the administrative agent, on or before May 29, 2024, an executed letter of intent with respect to a Sale/Refinancing;

(v)	the failure to satisfy various financial covenants of the Revolver and failure to timely cure all of the foregoing defaults.

Under the Revolver, a “Sale/Refinancing” is defined as the sale of one of the borrowers under the Revolver, including possibly IDC or Lyneer, that will generate proceeds in an amount sufficient to pay in full all obligations of the borrowers under the Revolver.

The lenders’ consent to IDC’s transfer of ownership of the equity of Lyneer was conditioned upon: (i) our limited guaranty and pledge of our ownership of the equity of Lyneer upon the effective date of the Merger, (ii) IDC’s pledge to the lender of a security interest in the Merger Note and the shares of our common stock that IDC received in the Merger, as well as the proceeds thereof, and (iii) a replacement guaranty by Lyneer Management Holdings LLC to replace a $6 million letter of credit for the benefit of Employers Personnel, LLC; (iv) an executed amendment to the Term Note; (v) a consent and amendment to the Intercreditor Agreement with the lender under the Term Note; (vi) an executed Master Turnover Agreement pursuant to which the Company agreed, until payment in full of all Obligations, upon any disposition of Equity Interests (as defined including the Initial Capital Raise) or any Secondary Capital Raise proceeds to turn the proceeds to the lender under mandatory prepayment provisions; (vii) consent to a prepayment on the Lyneer Put Option note in the aggregate of $2 million (viii) an updated budget; and (ix) customary closing conditions.

The failure of Lyneer and IDC to comply with any of such additional covenants would create additional events of default under the Revolver and the Term Note that have not been waived by the lenders under the Revolver or the Term Note in the existing forbearance agreements.

On August 12, 2024 the Company entered into the Ninth Amendment and with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Revolver through September 30, 2024. The maximum aggregate principal amount of $60,000,000 will be reduced by $500,000 on each Thursday starting August 15, 2024 and continuing through and including September 26, 2024. The Initial Capital Raise milestone was extended to September 15, 2024 with additional milestones including an uplisting milestone date of September 15, 2024.

On June 18, 2024, IDC and Lyneer also entered into an amendment to the forbearance agreement with the lender under the Term Note pursuant to which, the lender (i) extended its forbearance with respect to all events of default until the earlier of July 15, 2024, or an Event of Default; (ii) requires a limited guaranty and continued pledge by us of our equity interest in Lyneer; (iii) requires the execution of new three-year employment agreements with Todd McNulty and James Radvany, CEO and CFO, respectively of Lyneer. The events of default under the Term Note included:

(i)	the failure to pay interest due on October 1, 2023 and January 2, 2024;

(ii)	failure to complete an Initial Capital Raise by May 15, 2024 and to apply the proceeds as specified therein;

(iii)	failure to complete management presentations to potential buyers and potential lenders;

(iv)	the failure to deliver on or before May 29, 2024, an executed letter of intent with respect to a Sale/Refinancing; and

(v)	the failure to satisfy various financial covenants of the Term Loan and failure to cure.

On August 12, 2024 the Company entered into the Tenth Amendment and with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Term Note through September 30, 2024. The Initial Capital Raise milestone was extended to September 30, 2024 with additional milestones including an uplisting milestone date of September 15, 2024.

The Lenders’ consent to IDC’s transfer of ownership of the equity of Lyneer was conditioned upon substantially the same terms stated above under the Revolver, as well as issuance of a secured bridge loan (“Credit Agreement”) to the Company in the principal amount of $1,950,000 at an interest rate of 5% per annum. The Maturity date of the Credit Agreement is September 30, 2024. However, mandatory prepayments shall be made from the Initial Capital Raise, on the issuance of new debt or new Equity Interests, or upon a change of control.

In addition, on January 16, 2024, IDC and Lyneer entered into an amendment agreement with the holders of the Seller Notes and Earnout Notes to defer the missed July 31, 2023 and October 31, 2023 principal and interest payments on the Seller Notes and the Earnout Notes, each in the amount of $1,575,000 plus accrued interest, until February 28, 2024, and to defer to February 28, 2024 the payment of $1,575,000 with accrued interest scheduled for January 31, 2024. Lyneer has not refinanced or restructured the credit facility and missed all payments of the Seller Notes and the Earnout Notes during 2024.

In accordance with ASC Topic 205-40, Going Concern, Atlantic evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern. This evaluation includes considerations related to financial and other covenants contained in Atlantic’s credit facilities, as well as Atlantic’s forecasted liquidity. Atlantic has concluded that there is no substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of its consolidated financial statements. Atlantic is currently negotiating to refinance its debt obligations with its lenders to provide greater flexibility.

IDC, Lyneer and Prateek Gattani, IDC’s Chief Executive Officer and our Chairman of the Board following the Merger, have entered into an Allocation Agreement dated as of December 31, 2023, pursuant to which IDC agreed that, subject to subordination to the taxes as between IDC and Lyneer, in connection with the Merger, the Term Note and the Seller Notes, will either be paid in full or assumed by IDC, and all but $35 million of the Revolver will be paid in full or assumed by IDC, and Lyneer will have no further liability or responsibility for such indebtedness. However, as IDC and Lyneer were unable to obtain the release of Lyneer from the holders of such indebtedness for accounting purposes, with respect to any of such indebtedness that was not repaid by IDC with the Allocation Agreement not being given effect for accounting purposes and Lyneer will remain jointly and severally liable with IDC to such lenders until such time as such joint and several indebtedness is restructured, at which time IDC will be obligated to repay in full all remaining amounts payable under the Term Note and the Seller Notes and will repay or assume all but approximately $35 million under Revolver. In the event IDC does not repay any of this debt and the Company is required to make payments, IDC will be obligated to repay the Company for the amounts paid on IDC’s behalf. Upon the consummation of the Merger, the Company determined that it was no longer probable that IDC would default on its portion of the joint and several obligations and deconsolidated the joint and several debt obligations in the accompanying condensed financial statements.

In the Allocation Agreement, IDC and Mr. Gattani have agreed to implement a plan to refinance or otherwise satisfy the joint and several indebtedness. IDC and Mr. Gattani are currently exploring refinancing opportunities with several lenders to address the assumed debt, as well as the IDC portion of the Revolver. However, it is expected that the Company will not be legally released from its joint and several obligations with respect to the indebtedness to be assumed by IDC until payment in full of the Merger Note, which matures on September 30, 2024. It is also expected that, in connection with such payments by IDC, the Company will enter into a new revolving credit facility with its current lender to replace the existing credit facility. It is expected that the new credit facility will be supportable by the Company’s stand-alone borrowing base, will be on terms similar to those of the existing credit agreement and will provide credit availability to the Company of up to $40,000,000.

Cash flows for the six months ended June 30, 2024 and 2023 consisted of the following:

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$(4,217,266)	$9,170,110
Net cash used in investing activities	(35,306)	(55,540)
Net cash provided by (used in) financing activities	3,339,123	(10,238,677)
Net decrease in cash and cash equivalents	$(913,449)	$(1,124,107)

Cash flows provided by operating activities for the six months ended June 30, 2024 compared to the six months June 30, 2023 was lower due to deferred income taxes, an increase in accounts receivable and accrued expenses and other current liabilities and due to related parties.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2024 increased compared to June 30, 2023 and consisted entirely of purchases of property and equipment.

Financing Activities

Cash used in financing activities decreased for the six months ended June 30, 2024 compared to June 30, 2023 consisted borrowings and payments under the Company’s debt arrangements of the Revolver and Seller Notes (as described below). Additionally, during the six months ended June 30, 2024, the Company issued shares, entered into additional debt obligations, and had a deemed contribution as a result of the Merger.

Revolver

The Company currently maintains the Revolver as a co-borrower with IDC with an available borrowing capacity of up to $60,000,000. The facility was partially used to finance the acquisition of Lyneer by IDC in August 2021, with additional borrowing capacity available under the Revolver to finance Lyneer’s working capital. All of Lyneer’s cash collections and disbursements are currently linked with bank accounts associated with the lender and funded using the Revolver. These borrowings are determined by Lyneer’s availability based on a formula of billed and unbilled accounts receivable as defined in the loan agreement.

As of June 30, 2024 and December 31, 2023, the total balance on the Revolver was $49,347,477 and $90,906,217, respectively. As of June 30, 2024 and December 31, 2023, the Company recorded a liability of $40,163,261 and $85,092,695, respectively, and IDC owed the remaining $9,184,216 and $5,813,522, respectively. Total available borrowing capacity on the Revolver as of June 30, 2024 was ($10,613,516), net of a $1,552,329 reserve required on the Revolver. The borrowing base calculation is based on Lyneer’s eligible assets.

Borrowings under the Revolver are classified as SOFR Revolving Credit Loans, SOFR FILO Loans, Base Rate Revolving Credit Loans, Base Rate FILO Loans or Swing-Line Loans (each as defined in the Revolver). Applicable margins for each loan type under the original facility are as follows:

Average Availability	SOFR Revolving Credit Loans	Base Rate Revolving Credit Loans	SOFR FILO Loans	Base Rate FILO Loans
Greater than $83,333,333.33	1.75%	0.75%	2.75%	1.75%
Greater than $41,666,666.66 but less than or equal to $83,333,333.33	2.00%	1.00%	3.00%	2.00%
Less than $41,666,666.66	2.25%	1.25%	3.25%	2.25%

Swing Line Loans on the Revolver bear interest at a rate equal to the Base Rate (as defined) plus the applicable margin.

On May 5, 2023, Lyneer entered into the Third Amendment to the Revolver. The Third Amendment to the Revolver was treated as a modification based upon Lyneer’s analysis according to ASC 470 — Debt. As such, Lyneer is deferring the recognition of the amendment fee and will amortize such fee as an adjustment to interest expense over the remaining term of the Revolver, along with any existing unamortized costs, using the effective interest method. The amendment fee was $750,000 (paid by IDC), split evenly between IDC and Lyneer. Fees paid to third parties are expensed as incurred, and no gain or loss was recorded on the modification.

The Third Amendment increased the applicable margin thresholds for various products as follows:

Average Availability	SOFR Revolving Credit Loans	Base Rate Revolving Credit Loans	SOFR FILO Loans	Base Rate FILO Loans
Greater than $83,333,333.33	2.25%	1.25%	3.25%	2.25%
Greater than $41,666,666.66 but less than or equal to $83,333,333.33	2.50%	1.50%	3.50%	2.50%
Less than $41,666,666.66	2.75%	1.75%	3.75%	2.75%

On July 14, 2023, Lyneer received notice from the administrative agent of the lender that Lyneer was in default under the Revolver due to its failure to repay the over-advance on the Revolver. Further, on July 21, 2023, Lyneer received notice from the lender advising Lyneer that it may not make payments on its Term Loan until the over-advance payment default has been cured or waived.

On August 31, 2023, Lyneer and IDC entered into the Fourth Amendment and Forbearance Agreement with the lender under the Revolver under which the lender waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Revolver through November 17, 2023. The Fourth Amendment and Forbearance Agreement was treated as a debt extinguishment after Lyneer’s analysis of ASC 470, and a loss of $189,951 was recorded. The total amendment fee was $1,550,000 and the structuring fee was $100,000, allocated evenly between IDC and Lyneer. This fee will be amortized as an adjustment to interest expense over the remaining term, along with any existing unamortized costs using the effective interest method. Fees paid other than to the lenders are expensed as incurred.

Lyneer and its lenders did not execute a fifth amendment and forbearance agreement. Instead on January 30, 2024, Lyneer and IDC entered into a consent and amendment to the forbearance agreement with the lender under the Revolver under which the lender extended its forbearance with respect to all events of default until March 15, 2024, revised certain financial ratio covenants, with March 31, 2024 as the first calculation date for such ratios, and agreed to a revised schedule for the repayment of the over-advance.

The January 2024 amendment to the forbearance agreement was treated as a modification after Lyneer’s analysis according to ASC 470 and as such, Lyneer is deferring the $750,000 amendment, forbearance and structuring fees, split evenly between IDC and Lyneer, and will amortize as an adjustment to interest expense over the remaining term, along with any existing unamortized costs using the effective interest method. Fees paid to third parties are expensed as incurred, and no gain or loss was recorded on the modification.

As described above, on April 17, 2024, Lyneer and IDC entered into an additional amendment to the forbearance agreement with the lender under the Revolver under which the lender waived all then-existing events of default as of the effective date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Revolver through July 31, 2024 and eliminated certain financial ratios. The maturity date of the Revolver was accelerated to July 31, 2024 and the available borrowing capacity decreased to $70,000,000 and further decreasing to $40,000,000 upon the consummation of the Merger. Additionally, the sublimit for letters of credit was decreased to $6,000,000, further decreasing to $0 upon the consummation of the Merger.

As described above, on June 18, 2924, Lyneer and IDC entered into an additional amendment to the forbearance agreement with the lender under the Revolver under which the lender waived all then-existing events of default as of the effective date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Revolver through July 15, 2024. The maturity date of the Revolver was extended to August 31, 2025 and the available borrowing capacity was decreased to $60,000,000, decreasing to $40,000,000 with the Initial Capital Raise (as defined) and further decreasing upon the Secondary Capital Raise (as defined). The maximum consolidated cash balance at the end of any business day was reduced to $1,000,000.

As described above, on August 12, 2024 the Company entered into the Ninth Amendment and with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Revolver through September 30, 2024. The maximum aggregate principal amount of $60,000,000 will be reduced by $500,000 on each Thursday starting August 15, 2024 and continuing through and including September 26, 2024. The Initial Capital Raise milestone was extended to September 15, 2024 with additional milestones including an uplisting milestone date of September 15, 2024.

As discussed above, IDC is expected to use a portion of the cash proceeds it receives in the Merger to pay down the Revolver following the closing of the Merger and this offering, and Lyneer is expected to enter into a new revolving credit facility with the lender on similar terms as the Revolver that will assume the approximately $35,000,000 of outstanding debt under the Revolver for which Lyneer is expected to be responsible. Following such restructuring of the Revolver, it is expected that Lyneer will be required to refinance its new revolving credit facility with either the current lender or a new lender.

Term Note

On August 31, 2021, Lyneer and IDC as co-borrowers entered into a Term Note in the amount of $30,300,000. The proceeds of this loan were primarily used to finance the acquisition of Lyneer by IDC in August 2021. The Term Note matures on February 28, 2026, at which time all outstanding balances are due and payable. There are no scheduled principal payments on the Term Note prior to its maturity date. The Term Note is subordinated to the Revolver and initially bore interest at the stated interest rate of 14% per annum.

As of June 30, 2024 and December 31, 2023, Lyneer had recognized liability balances on the Term Note of $36,062,862, and $34,223,489, respectively.

On May 5, 2023, the Term Note was amended to amend the stated interest rate, which may vary between 14% and 16% per annum, with the cash portion of the stated rate varying from 10% to 11% per annum and the PIK portion varying from 4% to 5% per annum, based on specified financial ratios and similar metrics.

The May 2023 amendment to the Term Note was treated as a modification pursuant to ASC 470 — Debt. As such, Lyneer is deferring recognition of the $100,000 amendment fee and will amortize such fee as an adjustment to interest expense over the remaining term of the Term Note, along with any existing unamortized costs, using the effective interest method. IDC paid the $100,000 amendment fee, which is included in “capital contribution” on the accompanying consolidated statements of mezzanine capital and members’ capital (deficit). Fees paid to third parties are expensed as incurred, and no gain or loss was recorded on the modification.

The Term Note was further amended on June 30, 2023 to defer the July 1, 2023 cash interest payment until August 1, 2023. However, Lyneer did not make this payment when due based upon the notice received from the administrative agent of the lender under the Revolver, which restricted payment on the Term Note as discussed above.

On August 4, 2023, Lyneer received a notice from the administrative agent of the Term Note advising Lyneer that it was in default under the loan agreement relating to the Term Note due to non-payment of the August 1, 2023 interest payment and that interest under the Term Note would accrue at the default rate of the stated rate plus 2% per annum. The Term Note contains certain customary financial and non-financial covenants with which Lyneer is required to comply.

The Term Note was further amended on August 31, 2023. Pursuant to such agreement, the lender waived all existing events of default as of the date of such amendment and agreed to forbear from exercising its rights and remedies through November 17, 2023. This amendment also increased the stated interest rate on the Term Note to 19% per annum and the cash portion of the stated rate increased to 14% per annum, with a default rate equal to the stated rate plus 2%. This amendment was treated as a modification after Lyneer’s analysis according to ASC 470 and as such, Lyneer will amortize any existing unamortized costs using the effective interest method, as an adjustment to interest expense over the remaining term. The structuring fee of $32,500 and the total forbearance fee of $325,000 is the responsibility of IDC. These fees were not paid and as such, were added to the principal amount of the Term Note. This amendment had the same contingencies as the forbearance agreement for the Revolver.

Lyneer and IDC did not execute a sixth amendment and forbearance agreement. Instead on January 30, 2024, Lyneer and IDC entered into an amendment to the forbearance agreement with its lender under the Term Note under which the lender agreed, subject to satisfaction of various conditions precedent, to waive all existing events of default under the Term Note as of the date of the amendment and to forbear from exercising its rights and remedies with respect to such events of default through March 15, 2024.

The January 2024 amendment to the forbearance agreement was treated as a modification after Lyneer’s analysis according to ASC 470 and as such, Lyneer will amortize any existing unamortized costs using the effective interest method, as an adjustment to interest expense over the remaining term. The structuring fee of $32,500 and the total forbearance fee of $325,000, are the responsibility of IDC, which is included in “capital contribution” on the accompanying consolidated statements of mezzanine capital and members’ deficit. These fees were not paid and as such, was added to the principal of the Term Note. Fees paid other than to the lenders are expensed as incurred, and no gain or loss was recorded on the modification.

As described above, on April 17, 2024, Lyneer and IDC entered into an additional amendment to the forbearance agreement with its lender under the Term Note under which the lender waived all then-existing events of default under the Term Note and agreed to forbear from exercising its rights and remedies with respect to such events of default through July 31, 2024. IDC has agreed with Lyneer under an Allocation Agreement that IDC will assume all payment obligations under the Term Note. However, it is not expected that Lyneer will be legally released as an obligor under the Term Note until the Merger Note is paid in full and the indebtedness evidenced by the Term Note is restructured.

As described above, on June 18, 2024, Lyneer and IDC entered into an additional amendment to the forbearance agreement with its lender under the Term Note under which the lender waived all then-existing events of default under the Term Note and agreed to forbear from exercising its rights and remedies with respect to such events of default through July 15, 2024. IDC has agreed with Lyneer under an Allocation Agreement that IDC will assume all payment obligations under the Term Note. However, it is not expected that Lyneer will be legally released as an obligor under the Term Note until the Merger Note is paid in full and the indebtedness evidenced by the Term Note is restructured.

As described above, on August 12, 2024 the Company entered into the Tenth Amendment and with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Term Note through September 30, 2024. The Initial Capital Raise milestone was extended to September 15, 2024 with additional milestones including an uplisting milestone date of September 15, 2024.

Seller Notes

As part of the purchase price consideration for the Transaction, Lyneer and IDC as co-borrowers issued various Seller Notes to former owners in the aggregate principal amount of $15,750,000. Principal payments on the Seller Notes are due in quarterly instalments of $1,575,000, and $3,150,000 is due at their amended maturity dates of April 30, 2024. The Seller Notes bear interest at an amended fixed rate of 11.25% per annum. The Seller Notes represent unsecured borrowings and are subordinated to the Revolver and to the Term Note.

Lyneer had recognized Seller Note liability balances of $7,875,000 as of both June 30, 2024 and December 31, 2023.

Lyneer and IDC did not make the principal and interest payments due July 31, 2023 and October 31, 2023 on the Seller Notes as payments to any other debt holders was prohibited by the administrative agent of the lender under the Revolver.

Pursuant to the terms of the August 31, 2023 forbearance agreements, IDC agreed to use a portion of the Merger Consideration to pay down the Seller Notes upon the consummation of the Merger, following which Lyneer will have no further liability or responsibility for the payment of the Seller Notes. However, under the allocation agreement between IDC and Lyneer, IDC agreed with Lyneer that IDC will assume all payment obligation under the Seller Notes. It is not expected that Lyneer will be released as an obligor under the Seller Notes until the Merger Note is paid in full and the indebtedness evidenced by the Seller Notes is restructured.

Earnout Notes

As contingent consideration milestones are met in connection with the Transaction Agreement, Lyneer and IDC can elect to pay the milestone payments in cash or to issue notes payable. During 2022, Lyneer and IDC as co-borrowers have issued nine promissory notes in the aggregate principal amount of $13,494,133. Payments on each of the Earnout Notes are due in quarterly installments through their amended maturity date of January 31, 2025 and each note bears an amended stated interest rate of 11.25% per annum. On January 16, 2024, Lyneer and IDC as co-borrowers issued six notes payable with an aggregate value of $6,941,521. Payments on each of the Earnout Notes are due in quarterly installments through their maturity date of January 16, 2026 and each note bears interest at a ratee of 6.25% per annum. The Company missed the March 31, 2024 principal and interest payment and the interest rate increased to the default rate of 11.25%.

The Earnout Notes are subordinated to the Revolver and the Term Note and represent unsecured borrowings.

The Earnout Note liability was $20,435,654 and $13,494,133 at the periods ended June 30, 2024 and December 31, 2023.

Lyneer and IDC did not make the principal and interest payments due July 31, 2023, October 31, 2023, February 28, 2024 and March 31, 2024 on the Earnout Notes as payments to any other debt holders was prohibited by the administrative agent of the lender under the Revolver.

Pursuant to the terms of the August 31, 2023 forbearance agreements, IDC agreed to use a portion of the Merger Consideration to pay down the Earnout Notes upon the consummation of the Merger, following which Lyneer will have no further liability or responsibility for the payment of the Earnout Notes. However, under the Allocation Agreement, IDC agreed with Lyneer that IDC will assume all payment obligation under the Earnout Notes. It is not expected that Lyneer will be released as an obligor under the Earnout Notes until the Merger Note is paid in full and the indebtedness is restructured.

2023 Amendment to Seller and Earnout Notes

Lyneer and IDC did not make the principal and interest payments due on the Seller Notes and the Earnout Notes during 2023 or the first six months of 2024. On May 14, 2023, Lyneer signed an amendment, dated as of May 11, 2023 (the “Omnibus Amendment”), to defer the missed payments under the Seller Notes and Earnout Notes until the amended maturity dates of such notes of April 30, 2024 and January 31, 2025, respectively. The Omnibus Amendment changed the interest rate of the Seller Notes and the Earnout Notes to 11.25% per annum from 6.25% per annum for all remaining payments.

The Omnibus Amendment was treated as a modification based upon Lyneer’s analysis according to ASC 470 — Debt. As such, Lyneer is deferring its recognition of the $40,000 amendment fee and will amortize such fee as an adjustment to interest expense over the remaining terms of such notes, along with any existing unamortized costs, using the effective interest method. Lyneer paid the $40,000 amendment fee and will be reimbursed from IDC. These fees were included in “capital contribution” on the accompanying consolidated statements of mezzanine capital and members’ capital (deficit) for the year ended June 30, 2023. Fees paid to third parties are expensed as incurred, and no gain or loss was recorded on the modification.

As described above, on January 16, 2024, Lyneer and IDC signed an amendment to the Omnibus Agreement with the holders of the Seller Notes and the Earnout Notes to defer the missed July 31, 2023 and October 31, 2023 principal and interest payments, each in the amount of $1,575,000 plus accrued interest, together with the principal payment in the amount of $1,575,000 plus accrued interest that is payable on January 31, 2024, all of which will now be payable on February 28, 2024. Lyneer missed the February 28, 2024 payment and is in default of the Seller Notes and Earnout Notes.

The January 2024 Omnibus Amendment was treated as a modification after Lyneer’s analysis according to ASC 470 and as such, Lyneer is deferring the $19,500 amendment fee and will amortize as an adjustment to interest expense over the remaining term, along with any existing unamortized costs using the effective interest method. Lyneer paid the $19,500 amendment fee and will be reimbursed from IDC. These fees were included in “capital contribution” on the accompanying consolidated statements of mezzanine capital and members’ capital (deficit). Fees paid to third parties are expensed as incurred, and no gain or loss was recorded on the modification.

Credit Agreement

On June 18, 2024, the Company entered into a secured bridge loan (“Credit Agreement”) in the principal amount of $1,950,000 at an interest rate of 5% per annum. The maturity date of the Credit Agreement is September 30, 2024. However, mandatory prepayments shall be made from the Initial Capital Raise, on the issuance of new debt or new equity interests, or upon a change of control.

Promissory Note

From April 29, 2019 to April 29, 2020, the Company entered into a series of non-convertible promissory notes (the “Promissory Notes”) with St. Laurent Investments LLC amounting to $1,375,000. The Promissory Notes had a one-year term, most recently extended through July 31, 2025 or a later date to be mutually agreed upon. The Promissory Notes bear interest accruing at the rate of 5% per annum, and increases to 10% for the period from August 1, 2024 through July 31, 2025.

Merger Note

In connection with the closing of the Merger, we issued to IDC the Merger Note in the principal amount of $35,000,000 that will mature on September 30, 2024. The Merger Note does not bear interest and is not convertible prior to an event of default under the Merger Note. If an event of default should occur under the Merger Note, the Merger Note will bear interest at the rate of 7% per annum commencing upon the date of such event of default and will be convertible into shares of our common stock at a price per share that equals the lowest daily volume weighted average price per share (VWAP) during the five trading days immediately preceding the date on which the applicable conversion notice is delivered to us, but not less than 80% of the price per share in our Initial Capital Raise, provided, however, that the number of shares of our common stock issuable upon conversion of the Merger Note will not exceed 19.99% of the number of our outstanding shares of common stock without shareholder approval if our common stock is then listed on a National Stock Exchange. As we do not believe we will have sufficient liquidity and capital resources to pay the Merger Note in full when due, as well as to restructure our joint and several debt obligations, we believe we will have to sell additional equity or debt securities prior to the maturity date of the Merger Note to pay or refinance the Merger Note when due. However, as Prateek Gattani, our Chairman of the Board following the Merger, is also the Chief Executive Officer and controlling stockholder of IDC, we also believe we will be able to negotiate an extension of the Merger Note if we are unable to pay it in full at maturity. An event of default under the Merger Note may result in an additional event of default under the Revolver and our other indebtedness for borrowed funds.

Interest Expense

Total interest expense is comprised of a cash and non-cash component as described in the debt arrangements described above.

For the three and six months ended June 30, 2024 total interest expense totaled $4,000,024 and $9,022,254, respectively. For the three and six months ended June 30, 2023 total interest expense totaled $4,032,944 and $7,723,033, respectively. Total cash paid for interest for the three and six months ended June 30, 2024 totaled $1,744,605 and $4,051,095, respectively, and $2,263,336 and $5,139,944 for the three and six months ended June 30, 2023, respectively, with the remaining portion of the interest expense as non-cash due to the PIK interest and change in values of the accrued interest liability and amortization of deferred financing costs.

Assessment of Liquidity Position

Lyneer has assessed its liquidity position as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the total committed resources available were as follows:

	June 30, 2024	December 31, 2023
Cash and Cash Equivalents	$439,478	$1,352,927
Committed Liquidity Resources Available:
Short-term Revolving Credit Facility	(357,604)	(22,518,585)
Total Committed Resources Available	$81,874	$(21,165,658)

As noted above under the caption Liquidity and Capital Resources, pursuant to the Forbearance Agreement, following the payment of the Merger Note, Lyneer intends to replace its obligations under the Revolver with a new revolving credit facility with a borrowing capacity of up to $40,000,000. Lyneer believes the borrowing capacity under such new credit facility, its cash flow from operations and the available net proceeds from the Merger will provide sufficient liquidity and capital resources to conduct its planned operations for at least one year.

Related Party Transactions

Transactions with Lyneer Management Holdings LLC (“LMH”)

LMH is owned by Lyneer’s Chief Financial Officer, James Radvany, and its Chief Executive Officer, Todd McNulty, each of whom owns 44.5% of LMH. On November 15, 2022, Lyneer and IDC as co-borrowers issued Year 1 Earnout Notes to LMH with total balances of $5,127,218. The balance of the Year 1 Earnout Notes payable to LMH was $0 and $5,127,218 as of June 30, 2024 and December 31, 2023, repsectively. On January 16, 2024, Lyneer and IDC as co-borrowers issued Year 2 Earnout Notes to LMH with total balances of $2,013,041. The balance of the Year 2 Earnout Notes payable to LMH was $0 and $0 as of June 301, 2024 and December 31, 2023, respectively.

The principal balance of the combined Earnout Notes payable to LMH was $0 and $5,127,218 as of June 30, 2024 and December 31, 2023, respectively, and was included in “notes payable, current” on the accompanying consolidated balance sheets. Interest expense incurred on the Earnout Notes to LMH totaled $347,766 and $236,457 for the six months ended June 30, 2024 and 2023, respectively.

Transactions with IDC

Lyneer and IDC are co-borrowers and are jointly and severally liable for principal and interest payments under the Revolver, the Term Note, the Seller Notes and the Earnout Notes. In the case of certain of those obligations, IDC generally makes certain interest and principal payments to the lenders and collects reimbursement from Lyneer. When interest or principal payments of that nature are made by IDC, Lyneer recognizes interest expense and a payable to IDC, which is removed from Lyneer’s balance sheet upon remittance of the funds to IDC.

Lyneer and IDC file consolidated income tax returns in certain states. In connection with this arrangement, Lyneer has recorded a liability payable to IDC for taxes payable by IDC, which represent taxes attributable to Lyneer’s operations included on consolidated state and local income tax returns filed by IDC. These amounts are calculated by determining Lyneer’s taxable income multiplied by the applicable tax rate. These amounts totaled $543,547 and $522,472 as of June 30, 2024 and December 31, 2023, respectively, and are included in “due to related parties” on the accompanying consolidated balance sheets.

Total amounts payable to IDC, including the above IDC taxes payable, amounted to $2,771,502 and $4,384,178 on June 30, 2024 and December 31, 2023, respectively, and are included in “due to related parties” on the accompanying consolidated balance sheets. There are no formalized repayment terms.

On June 18, 2024, the Company entered into a $35,000,000 Merger Note with IDC. Additionally, IDC was issued 25,423,729 shares of the Company’s common stock at a market value of $2.36 per share, or $60,000,000 in the aggregate.

Advance to Officer

The Company advanced $400,000 to Lyneer’s Chief Executive Officer in 2022. The advance was settled from a portion of the recapitalization proceeds at the closing of the Merger. This advance is recorded in “other assets” on the accompanying consolidated balance sheets as of December 31, 2023.

Off Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements and does not have any holdings in variable interest entities.

Critical Accounting Policies and Estimates

The preparation of Atlantic’s consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and property and equipment valuation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company derives its revenues from two service lines: temporary placement services and permanent placement and other services. Revenues are recognized when promised goods or services are delivered to customers in an amount that reflects the consideration with which Lyneer expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606 — “Revenue From Contracts with Customers” (“ASC 606”), the Company performs the following five steps: (i) it identifies the contracts with a customer; (ii) it identifies the performance obligations in the contract; (iii) it determines the transaction price; (iv) it allocates the transaction price to the performance obligations in the contract; and (v) it recognizes revenue when (or as) the Company satisfies a performance obligation.

Temporary Placement Services Revenue

Temporary placement services revenue from contracts with customers are recognized in the amount which the Company has a right to invoice when the services are rendered by its engagement professionals. The Company invoices its customers for temporary placement services concurrently with each periodic payroll which coincides with the services provided. While all customers are invoiced weekly and payment terms vary, the majority of our customers have payments terms of 30 days or less. Customers are assessed for credit worthiness upfront through a credit review, which is considered in establishing credit terms for individual customers. Revenues that have been recognized but not invoiced for temporary staffing customers are included in “unbilled accounts receivable” on the accompanying consolidated balance sheets and represent a contract asset under ASC 606. Terms of collection vary based on the customer; however, payment generally is due within 30 days.

Most engagement professionals placed on assignment by the Company are legally our employees while they are working on assignments. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.

The Company records temporary placement services revenue on a gross basis as a principal, rather than on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because it (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties, and (iii) bears the risk for services that are not fully paid for by customers.

Permanent Placement and Other Services Revenue

Permanent placement and other services revenue from contracts with customers are primarily recognized when employment candidates accept offers of permanent employment and begin work for the Company’s customers. Certain of the Company’s permanent placement contracts contain a 30-day guarantee period. The Company has a substantial history of estimating the financial impact of permanent placement candidates who do not remain with its clients through the 30-day guarantee period. In the event that a candidate voluntarily leaves or is terminated for cause prior to the completion of 30 days of employment, we will provide a replacement candidate at no additional cost, as long as the placement fee is paid within 30 days of the candidate’s start date. When required, the Company defers the recognition of revenue until a replacement candidate is found and hired, and any associated collected amount is recorded as a contract liability. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement talent solutions services are charged to employment candidates, regardless of whether the candidate is placed.

Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

Intangible Assets

The Company’s identifiable intangible assets as of June 30, 2024 and December 31, 2023 consisted of customer relationships and tradenames and were initially recognized as a result of the Transaction and represent definite lived intangible assets. The Company does not currently have any indefinite lived intangible assets. Intangible assets are amortized using the straight-line method over their estimated useful lives.

In accordance with the accounting standard for the impairment or disposal of long-lived assets under ASC 360, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable (i.e., information indicates that an impairment might exist).

For long-lived assets to be held and used, the Company recognizes an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. For the six months ended June 30, 2024 and the year ended December 31, 2023 no impairments were recognized on our intangible assets.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company assesses, on a quarterly basis, the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC Topic 740 — “Income Taxes” (“ASC 740”). ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. The assessment considers all available positive or negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Prior to the Merger, we were a private company and had limited accounting and financial reporting personnel with which to address our internal controls and related procedures. Our management concluded that as of June 30, 2024, our internal control over financial reporting was not effective, and that material weaknesses existed in the areas of accounting for complex financial transaction or non-routine transactions. We currently consult with third-party experts to overcome this weakness. Additionally, we had a material weakness related to segregation of duties in finance and accounting. Due to our limited accounting and financial reporting personnel, we have ineffective controls over the period end financial disclosure and reporting process.

We have plans to implement measures designed to improve our internal control over the financial reporting process and plan to implement them starting in the second half of 2024.

Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects .

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various disputes and litigation matters that arise in the ordinary course of business. Atlantic is currently not a party to any material legal proceedings, except as follows.

Aguilar, et al v Lyneer Staffing Solutions, et al Docket No. MID-L-3595-21 (Middlesex County Superior Court NJ)

On June 16, 2021, a complaint was filed in the Superior Court of New Jersey Law Division, Middlesex County. The complaint alleges a former minor employee (who obtained employment by providing false information) was injured on October 15, 2020 at the co-defendant’s worksite. Mediation was unsuccessful. A settlement conference was scheduled for July 23, 2024 but has been postponed. A new date has not yet been set. Lyneer believes it has issues for appeal, but believes it is probable to receive an unfavorable outcome and has accrued $875,000 with respect to this complaint, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.

Item 1a. Risk Factors

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995.In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from results expressed or implied in this Quarterly Report on Form 10-Q. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the market size and growth potential for our business;

●	our ability to refinance our outstanding indebtedness in a timely manner to avoid a future default;

●	our ability to generate sustained revenue or achieve profitability;

●	the pricing and expected gross margin for our services;

●	the expected benefits and synergies of the Merger;

●	the expected financial condition, results of operations, earnings outlook and prospects of our Company, Lyneer and the combined company, including any projections of sales, earnings, revenue, margins or other financial items;

●	the ability of the new management team to execute our business plan;

●	our’s and Lyneer’s business strategies and goals;

●	any statements regarding the plans, strategies and objectives of management for future operations;

●	any statements regarding future economic conditions or performance;

●	all assumptions, expectations, predictions, intentions or beliefs about future events;

●	changes in applicable laws, regulations or permits affecting our, Atlantic’s or Lyneer’s operations or the industries in which each appears;

●	general economic and geopolitical conditions;

●	our competitive position; and

●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing as necessary.

The forward-looking statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and under similar headings in the documents that are incorporated by reference herein. Moreover, we operate in a very competitive and rapidly changing environment.

New risks and uncertainties emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

The forward-looking statements made by us in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference speak only as of the date of such statement. Except to the extent required under the federal securities laws and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law, you are advised to consult any additional disclosures we make in the documents that we file with the SEC.

You should carefully consider the following risks in evaluating us and our business as well as the risks set forth in our Form 8-K for the Merger filed with the SEC on June 25, 2024. You should also refer to the other information set forth in this report, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in our consolidated financial statements the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of the following risks.

Risks Related to Lyneer’s Business

While Lyneer’s historical financial statements report net losses primarily as a result of its accounting for its acquisition by IDC in August 2021 and in 2024 for transaction costs in connection with the Merger, there can be no assurance of profitability post-Merger.

Atlantic has reported a net loss of $59,778,563 for the six-month period ended June 30, 2024 and net losses of $15,252,020 and $3,221,058 for the years ended December 31, 2023 and 2022, respectively. The consolidated financial statements of Lyneer since August 31, 2021 reflect the post-acquisition activity of Lyneer since its acquisition by IDC. The loss for the six-months ended June 30, 2024, resulted primarily from: (i) selling, general and administrative costs of $28,894,187 due primarily to higher transaction costs related to the Merger, (ii) $43,000,000 of stock based compensation paid to the shareholders of Atlantic Acquisition Corp. for advisory services in connection with the Merger and (iii) $15,607,737 related to a potential settlement for legacy shareholders and stock compensation expense related to third parties as advisors to the Company. There can be no assurance that Lyneer will operate profitably in the future.

Lyneer has a significant amount of debt obligations and its failure to restructure or pay such obligations when due could have a material adverse impact on Lyneer’s financial condition and long-term viability.

In addition to the Merger Note to IDC, in the principal amount of $35 million, at the closing of the Merger, Lyneer’s existing debt obligations currently include all of the debt obligations of IDC as a co-borrower as all of the loan arrangements entered into by Lyneer and IDC provide that such parties are jointly and severally liable for the full amount of the indebtedness. While Lyneer is legally jointly and severally liable for IDC’s debt obligations, as of the date of the Merger, the Company deconsolidated its joint and several debt obligations as it is reasonably probable that IDC has the ability to repay their portion. At June 30, 2024, such indebtedness totaled approximately $104,045,357. The joint indebtedness of Lyneer and IDC is made up of a revolving credit facility and a term loan from their senior lenders and promissory notes that are payable to the two prior owners of Lyneer. Currently, and until such obligations are either repaid in full or restructured by the lenders to release Lyneer as an obligor on such indebtedness, if IDC cannot, or does not, repay any portion of the debt owed by IDC, Lyneer could be responsible for repaying all of the outstanding obligations and Lyneer’s current operations are not expected to be sufficient to make all of the necessary payments. Pursuant to an Allocation Agreement dated as of December 31, 2023, IDC agreed with Lyneer to assume responsibility for all payments under the term loan and the promissory notes payable to the two prior owners of Lyneer (the “Assumed Debt”), and all but $40,163,261 that was outstanding under the revolving credit facility as of June 30, 2024. However, until such time as Lyneer’s joint and several debt obligations are restructured, the agreement of IDC to assume all but Lyneer’s $40,163,261 of the joint indebtedness is being given effect solely for accounting purposes, although Lyneer will remain a joint and several obligor on such indebtedness and will be obligated to pay such indebtedness if IDC does not do so.

In addition, under the Allocation Agreement, IDC and Prateek Gattani, IDC’s Chief Executive Officer and our Chairman of the Board, have agreed for IDC to work with Lyneer to implement a plan to refinance or otherwise satisfy the Assumed Debt and to restructure their revolving credit facility with current credit availability of up to $60,000,000 for which Lyneer is currently jointly and severally liable with IDC so that Lyneer will be obligated for only its portion under the facility. Lyneer intends to enter into a new revolving credit facility with its current lender or a new lender that will be supportable by Lyneer’s stand-alone borrowing base and is expected to be on terms similar to those of the existing agreement. It is contemplated that the new credit facility will provide credit availability to Lyneer of up to $40,000,000 and will replace Lyneer’s remaining obligations under the existing revolving credit facility. However, there can be no assurance that Lyneer will be able to support its continuing indebtedness, to generate revenues sufficient in amount to enable us to pay our indebtedness under the Merger Note, or to repay or refinance any such indebtedness when due. Lyneer’s failure to comply with its obligations under its existing indebtedness following the Merger, or to repay or refinance such indebtedness when due, including our indebtedness under the Merger Note, would likely have a material adverse impact on our financial condition and long-term viability.

Lyneer will remain jointly and severally liable for the Assumed Debt until such indebtedness is restructured to remove Lyneer as an obligor or such indebtedness is paid in full.

As described in the previous risk factor, notwithstanding the deconsolidation of debt for accounting purposes, Lyneer will remain legally jointly and severally liable as a co-borrower with IDC on all loan arrangements for which they are now jointly liable until such time as such loan arrangements are restructured or paid in full. The assets of Lyneer have been pledged to the senior lender under the revolving credit facility and, in connection with the closing of the Merger, were pledged to the lender under the term loan our equity interests in Lyneer, our sole operating subsidiary, as collateral for the repayment of such loan. In the event Lyneer or IDC is unable to restructure or repay their joint and several indebtedness by September 30, 2024, or there occurs any other event of default under the revolving credit facility or the term loan, including, but not limited to completion of an Initial Capital Raise (as defined) by September 15, 2024, the lenders under the revolving credit facility and the term loan will be able to foreclose upon the equity and assets of Lyneer, which could result in a loss of your investment. Notwithstanding the fact that IDC and Prateek Gattani have agreed to repay the joint and several indebtedness under the Allocation Agreement, in the event that IDC cannot or will not repay any of such indebtedness, Lyneer may be required to make such payments. In such event, IDC would then be required to repay Lyneer for the amounts paid on IDC’s behalf. The failure of IDC to either restructure the existing joint and several obligations to remove Lyneer as a co-borrower and/or to repay the joint and several indebtedness could have a material adverse impact on Lyneer’s financial condition and its long-term viability and the market price of our common stock.

Lyneer has been in default under its principal credit facilities and outstanding promissory notes and any additional or future defaults by Lyneer under its credit facilities could have a material adverse impact on Lyneer’s financial condition and long-term viability.

Lyneer has entered into several debt facilities under which it is jointly and severally liable for repayment with IDC. Lyneer was not in compliance with all of its covenants under its revolving credit facility as of June 30, 2023. Since July 2023, Lyneer has entered into forbearance agreements with its lenders pursuant to which it received waivers of its exiting events of default.

On August 12, 2024, IDC and Lyneer entered into new limited consent and forbearance agreements with the lenders under which the lenders agreed, to waive all existing events of default and to forbear from exercising their rights and remedies and any Initial Capital Raise with respect to such events of default through September 30, 2024. However, if we are unable to complete an Initial Capital Raise of at least $20 million prior to September 15, 2024, or there occurs any other event of default under the revolving credit facility or the term loan, IDC and Lyneer will again be in default under their revolving credit facility and the note obligations, which would likely have a material adverse effect on Lyneer’s financial condition and long-term viability. Even if IDC pays in full the term loan and the promissory notes payable to the prior sellers of Lyneer and Lyneer is successful in restructuring its obligations under the revolving credit facilities, there can be no assurance that all conditions subsequent will be satisfied and that Lyneer will be able to comply with all of its obligations under such credit facilities. Any failure on the part of Lyneer to comply with its obligations under the credit facilities could result in a default which would be expected to have a material adverse impact on Lyneer’s financial condition and its long-term viability. See Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Risks Affecting Our Business

We will be required to raise additional funds prior to the maturity date of the Merger Note to repay such note and our other outstanding indebtedness and to support our future capital needs.

We believe our cash on hand and cash generated from operations, will not be sufficient to pay the Merger Note and our other outstanding indebtedness in full when due and to fund our ongoing operations. As stated above, Lyneer has been in default under its principal credit facilities and outstanding promissory notes and any future defaults by Lyneer under its credit facilities could have a material adverse impact on Lyneer’s financial condition and long-term viability. Under the forbearance agreements dated August 12, 2024, we are required to seek at least $20 million future financing prior to September 15, 2024, and on or before September 30, 2024, to restructure the outstanding indebtedness that is the subject of such forbearance agreements. In addition, we are required to seek additional financing prior to September 30, 2024, the maturity date of the Merger Note, to repay the Merger Note when due. Thereafter, we will be required to seek financing to pay or refinance our other outstanding indebtedness.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then-outstanding. We may issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock in connection with hiring or retaining personnel, option or warrant exercises, future acquisitions or future placements of our securities for capital-raising or other business purposes. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and we ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

An aggregate of 48,728,813 shares of common stock were issued on June 18, 2024 in connection with the Merger and reported on Form 8-K filed with the SEC on July 25, 2024.

Item 3. Defaults Upon Senior Securities.

Any material default in the payment of principal and interest with respect to indebtedness of the Company’s significant subsidiaries has been cured within 30 days of such default.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Reorganization dated as of June 4, 2024 (1)
2.2	Amendment No. 1 to Amended and Restated Agreement and Plan of Reorganization dated as of June 12, 2024 (2)
2.3	Certificate of Merger of Atlantic Merger LLC with and into Lyneer Investments LLC (3)
2.4	Certificate of Merger of SeqLL Merger LLC with and into Lyneer Investments LLC (3)
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of SeqLL Inc. (2)
*10.1	Ninth Amendment to ABL Credit Agreement and Forbearance Agreement**
*10.2	Tenth Amendment to Loan Agreement and Forbearance Agreement**
*31.1	Rule 13a-14(1) Certification of the Chief Executive Officer
*31.2	Rule 13a-14(1) Certification of the Chief Financial Officer
*32.1	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 9006 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 9006 of the Sarbanes-Oxley Act of 2002.
*101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

*	Filed with this Report.

**	Schedules, exhibits and similar supporting attachments to this exhibit are omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on June 6, 2024.
(2)	Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on June 18, 2024.
(3)	Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on June 25, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic International Corp.

Date:	August 14, 2024	By:	/s/ Chris Broderick
Chris Broderick
Chief Operating Officer and Chief Financial Officer