Form 10-Q
period 2024-09-30
ATLANTIC INTERNATIONAL CORP.
filed 2024-11-14
CIK 1605888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from_______ to _______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2024, 50,146,738 shares of the common stock, $0.00001 par value, of the registrant were outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,397,760	$1,352,927
Accounts receivable, net of allowance of $2,726,107 and $1,902,140	48,813,643	58,818,832
Unbilled accounts receivable	10,924,993	5,660,753
Prepaid expenses and other current assets	5,343,467	4,965,936
Deposits, current	8,000,000	8,000,000
Total current assets	74,479,863	78,798,448
Noncurrent assets
Property and equipment, net	323,902	432,695
Right-of-use assets	2,306,152	2,368,677
Intangible assets, net	32,593,889	36,188,889
Due from related parties	—	1,150,000
Deferred tax assets, net	25,019,377	5,242,610
Other assets	914,935	2,485,290
Total non-current assets	61,158,255	47,868,161
Total assets	$135,638,118	$126,666,609
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,384,977	$799,568
Accrued expenses and other current liabilities	32,026,902	16,044,095
Due to related parties	2,833,169	4,384,178
Current operating lease liabilities	1,425,547	1,436,813
Notes payable, current portion	1,375,000	48,680,290
Notes payable, current portion – related parties	42,778,061	5,127,218
Line of credit, current portion	—	85,092,695
Total current liabilities	81,823,656	161,564,857
Non-current liabilities
Line of credit, net of current portion	1,950,000	—
Notes payable, net of current portion – related parties	34,706,522	—
Noncurrent operating lease liabilities	933,678	980,851
Other liabilities	—	3,474,954
Total non-current liabilities	37,590,200	4,455,805
Total liabilities	119,413,856	166,020,662
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $.00001 par value; 300,000,000 shares authorized; 45,324,715 and 25,423,729 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	453	254
Additional paid-in capital	83,052,001	22,449,809
Accumulated deficit	(66,828,192)	(61,804,116)
Total stockholders’ equity (deficit)	16,224,262	(39,354,053)
Total liabilities and stockholders’ equity (deficit)	$135,638,118	$126,666,609
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service revenue, net	$107,803,843	$97,785,156	$313,063,328	$285,177,880
Cost of revenue	95,918,373	86,179,981	279,222,830	250,888,387
Gross profit	11,885,470	11,605,175	33,840,498	34,289,493
Selling, general and administrative	17,151,567	10,372,122	46,045,754	31,701,396
Change in fair value of contingent consideration liabilities	—	349,907	—	(150,093)
Depreciation and amortization	1,245,557	1,263,820	3,754,165	3,784,624
(Loss) income from operations	(6,511,654)	(380,674)	(15,959,421)	(1,046,434)
Loss on debt extinguishment	—	—	1,213,379	—
Advisory fees paid in the merger	—	—	43,000,000	—
Interest expense	1,472,564	4,887,247	10,494,818	12,610,280
Other expense	285,483	—	15,893,220	—
Net loss before provision for income taxes	(8,269,701)	(5,267,921)	(86,560,838)	(13,656,714)
Income tax benefit	1,220,072	1,346,969	19,732,646	3,791,387
Net loss	$(7,049,629)	$(3,920,952)	$(66,828,192)	$(9,865,327)

Net loss per share, basic and diluted	$(0.16)	$(0.15)	$(2.04)	$(0.39)

Weighted-average shares outstanding, basic and diluted	44,688,845	25,423,729	32,774,837	25,423,729
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Mezzanine Capital		Members’ Capital (Deficit)			Stockholders’ Equity (Deficit)
			Non-Redeemable Interests			Common Stock
	Redeemable Interests	Total Mezzanine Capital	Contributed Capital	Accumulated (Deficit)	Total Members’ Equity/(Deficit)	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2023	$10,663,750	$10,663,750	$11,786,313	$(61,804,116)	$(50,017,803)	25,423,729	$254	$22,449,809	$(61,804,116)	$(39,354,053)
Effect of recapitalization	-	-	(23,484,032)	61,804,116	38,320,084	-	-	(1,804,116)	61,804,116	60,000,000
Accretion to redemption value	133,162	133,162	(133,162)	-	(133,162)	-	-	-	-	-
Exercise of redeemable interests	(10,796,912)	(10,796,912)	10,796,912	-	10,796,912	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(4,866,844)	(4,866,844)
Capital contribution	-	-	$1,033,969	-	1,033,969	-	-	1,033,969	-	133,969
Balance - March 31, 2024	$-	$-	$-	$-	$-	25,423,729	$254	$21,679,662	$(4,866,844)	$16,813,072
Net loss	-	-	-	-	-	-	-	-	(54,911,719)	(54,911,719)
Stock based compensation	-	-	-	-	-	-	-	4,506,066	-	4,506,066
Recapitalization of legacy company	-	-	-	-	-	380,648	4	(1,703,193)	-	(1,703,189)
Deemed contribution of debt deconsolidation from related party	-	-	-	-	-	-	-	15,284,178	-	15,284,178
Advisory fees paid in merger	-	-	-	-	-	18,220,338	182	42,999,818	-	43,000,000
Balance - June 30, 2024	$-	$-	$-	$-	$-	44,024,715	$440	$82,766,531	$(59,778,563)	$22,988,408
Net loss	-	-	-	-	-	-	-	-	(7,049,629)	(7,049,629)
Stock based compensation	-	-	-	-	-	-	-	285,483	-	285,483
Stock issued for incentive plan	-	-	-	-	-	1,300,000	13	(13)	-	-
Balance - September 30, 2024	$-	$-	$-	$-	$-	45,324,715	$453	$83,052,001	$(66,828,192)	$16,224,262

	Mezzanine Capital		Members’ Capital (Deficit)			Stockholders’ Equity (Deficit)
			Non-Redeemable Interests			Common Stock
	Redeemable Interests	Total Mezzanine Capital	Contributed Capital	Accumulated (Deficit)	Total Members’ (Deficit)	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2022	$10,165,000	$10,165,000	$9,084,599	$(46,552,096)	$(37,467,497)	-	$-	$-	$-	$-
Effect of recapitalization	(10,165,000)	(10,165,000)	(9,084,599)	46,552,096	37,467,497	25,423,729	254	21,679,662	(46,552,096)	(24,872,180)
Accretion to redemption value	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(2,328,283)	(2,328,283)
Capital contribution	-	-	-	-	-	-	-	652,794	-	652,794
Balance - March 31, 2023	-	$-	$-	$-	$-	25,423,729	$254	$22,332,456	$(48,880,379)	$(26,547,669)
Accretion to redemption value	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(3,616,092)	(3,616,092)
Capital contribution	-	-	-	-	-	-	-	1,697,209	-	1,697,209
Balance - June 30, 2023	$-	$-	$-	$-	$-	25,423,729	$254	$24,029,665	$(52,496,471)	$(28,466,552)
Net loss	-	-	-	-	-	-	-	-	(3,920,952)	(3,920,952)
Capital contribution	-	-	-	-	-	-	-	519,005	-	519,005
Balance - September 30, 2023	$-	$-	$-	$-	$-	25,423,729	$254	$24,548,670	$(56,417,423)	$(31,868,499)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Net loss	$(66,828,192)	$(9,865,327)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	957,031	—
Amortization, deferred financing cost	545,362	424,000
Interest paid in kind	1,239,373	1,114,625
Loss on debt extinguishment	1,213,379	—
Change in estimated fair value of contingent consideration	—	(150,093)
Deferred income taxes	(19,776,767)	(3,791,387)
Settlement claim to be paid in shares	11,101,671	—
Shares issued for services	43,000,000	—
Depreciation and amortization expense	3,754,165	3,784,625
Share based compensation	4,791,549	—
Expenses paid by IDC	—	1,544,398
Changes in operating assets and liabilities:
Accounts receivable	9,048,158	15,323,744
Unbilled accounts receivable	(5,264,240)	(1,904,548)
Prepaid expenses and other current assets	(377,531)	(3,421,238)
Due from related parties	—	(3,371,874)
Other assets	(179,645)	(759,661)
Right of use assets	62,525	1,284,007
Accounts payable	585,409	705,385
Due to related parties	(117,040)	(2,231,830)
Income taxes payable	13,913	(1,000)
Accrued expenses and other current liabilities	17,672,122	5,222,060
Contingent consideration liability	(6,941,521)	—
Operating lease liability	(58,439)	(1,279,583)
Net cash (used in)/provided by operating activities	(5,558,718)	2,626,303
Cash flows from investing activities
Purchase of property and equipment	(50,372)	(76,312)
Net cash used in investing activities	(50,372)	(76,312)
Cash flows from financing activities
Borrowings on revolving line of credit	316,548,608	284,996,365
Payments on revolving line of credit	(319,191,401)	(288,033,540)
Borrowing on credit agreement	1,950,000	—
Deemed capital contribution from recapitalization	6,666,216	—
Debt issuance costs payment	(319,500)	(40,000)
Net cash provided by/(used in) financing activities	5,653,923	(3,077,175)
Net increase/(decrease) in cash and cash equivalents	44,833	(527,184)
Cash and Cash Equivalents – Beginning of period	1,352,927	1,716,161
Cash and Cash Equivalents – End of period	$1,397,760	$1,188,977

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$5,437,928	$9,021,326
Income Taxes, net of refunds received	$17,100	$73,541
Non-cash investing and financing activities:
Derecognition of debt, net related to debt deconsolidation	$(68,946,155)	$—
Accretion of redeemable units to redemption value	$133,162	$374,063
Unpaid debt issuance costs added to Term Note	$600,000	$—
Notes payable issued for amounts due under contingent consideration arrangements	$6,941,521	$—
Deemed capital contribution	$1,033,969	$2,869,008
Change in related parties	$(6,338,027)	$—
Deemed capital contribution from merger	$8,617,962	$—
Liabilities assumed in merger	$1,703,193	$—
Recapitalization of equity as a result of the Merger	$73,580,989	$—
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
Total amounts due from the Sellers under the indemnification provisions of the Transaction amounted to $0 and $2,500,000 as of September 30, 2024 and December 31, 2023, respectively and represented reimbursement for legal fees incurred to which the Company has a right to reimbursement under the Transaction Agreement.

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
The consideration for the Acquisition was the issuance to IDC, the then current owner of Lyneer: (a) a convertible promissory note in the principal amount of $35,000,000 that was originally due on or before September 30, 2024, which has been extended to March 31, 2026 (see Note 8: Debt for further discussion); and (b) 25,423,729 shares of the Company’s common stock at a market value of $2.36 per share, or $60,000,000 in the aggregate. The stockholders of Atlantic Acquisition Corp. were issued an aggregate of 18,220,338 shares of Company’s common stock at a market value of $2.36 per share or $43,000,000 in the aggregate (the “Atlantic Consideration”). In the event of default, IDC shall be issued $10 million of additional shares of Atlantic common stock, valued at the then current price of ATLN common stock. The Company is currently not in default of the convertible promissory note.
In addition, upon the closing of the Merger:
•Atlantic Acquisition Corp (“AAC”) entered into an Assignment and Assumption Agreement pursuant to which AAC irrevocably assigned and transferred to the Company all of AAC’s rights, title and interest to various intangible assets in exchange for a portion of the Atlantic Consideration. The Company assumed all of the employment agreements of AAC personnel and paid/or expects to pay approximately $4.4 million of accrued wages and bonuses. The Company assumed obligations of AAC to issue 593,221 shares to certain advisors upon completion of the Merger, and an additional 1.3 million shares under a directors agreement. See Note 9: Accrued Expenses and Other Current Liabilities for further discussion.
•The Company escrowed 4,704,098 shares of common stock that may be issued to the Company’s stockholders of record as of September 26, 2023, as part of a settlement offer (the “Settlement Offer”) to be commenced within 90 days of the closing of the Merger to settle any claims for the failure to declare and pay certain previously-announced dividends of cash and common stock.
•In addition, following completion of the Merger, subject to the terms and conditions of an Asset Purchase Agreement dated as of May 29, 2023, between the Company and SeqLL Omics, an entity formed by Daniel Jones, the Company’s former Chairman and Chief Executive Officer, and certain other former employees of the Company for the purpose of carrying on the Company’s pre-Merger business following the Merger, SeqLL Omics purchased from the Company for a purchase price of $1,000 all of the Company’s assets, including cash and cash equivalents, and transferred all liabilities other than a promissory note in the principal amount of $1,375,000 to a former co-founder of SeqLL that is due on July 31, 2025 and a one-year leasehold obligation. .
Determination of Accounting Acquirer
The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, although SeqLL acquired all of the outstanding equity interests of Lyneer in the Merger, we will be treated as the “acquiree” and Lyneer will be treated as the “acquirer” for financial reporting purposes. Accordingly, the Merger is reflected as the equivalent of Lyneer issuing shares for SeqLL’s net assets, followed by a recapitalization whereby no goodwill or other intangible assets are recorded. Operations prior to the Merger will be those of Lyneer. There is no accounting effect or change in the carrying amount of the assets and liabilities because of the Merger. The Merger does not represent a business combination accounted for accounting purposes under ASC 805 – Business Combinations, because neither Atlantic Merger LLC nor SeqLL will meet the definition of a business.
Having considered Topic 12 of the SEC Financial Reporting Manual, Lyneer has been determined to be the continuing entity for accounting purposes and the Merger represents a reverse recapitalization with regard to Atlantic. We considered the following factors in completing the accounting analysis, with greater weight being given to (a), (d) and (e):
a)Lyneer is the largest entity, in terms of substantive operations;
b)Subsequent to SeqLL’s sale of assets to SeqLL Omics, SeqLL will have no or nominal assets and no or nominal operations, and will not meet the definition of a business;
c)Atlantic Merger LLC has no operations and does not meet the definition of a business;
d)Lyneer will comprise the ongoing operations of the combined entity as the only company with historical operations;
e)All of the Lyneer employees will continue with the combined entity;
f)No affiliate entities or individual stockholders of Lyneer, Atlantic or SeqLL will have voting control on our board of directors following the Merger; and
g)Individuals affiliated with Atlantic will be appointed as the Chief Executive Officer and Chief Financial Officer of our company following the Merger.
Note 3: Summary of Significant Accounting Policies
Basis of Presentation
The condensed unaudited consolidated financial statements of the Company are prepared following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that is required by accounting principles generally accepted in the U.S (“U.S. GAAP”) for complete financial statements can be condensed or omitted. Certain information and footnote disclosures normally included in our annual audited financial statements for the fiscal year ended December 31, 2023 have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of income for the interim periods ended September 30, 2024 and 2023.
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
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40 – Going Concern, Management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern. This evaluation includes considerations related to financial and other covenants contained in the Company’s credit facilities, as well as forecasted liquidity. On August 12, 2024 the Company entered into the extended forbearances with its lenders, under which the lenders, waived all existing events of default as of the date of the agreements and agreed to forbear from exercising its rights and remedies with respect to such events of default under the ABL Credit Agreement dated as of August 31, 2021, as amended and restated (the “Revolver”) and the Term Note through September 30, 2024. The Company has received conditional approval by a new ABL lender and expects to close on a new credit facility by the end of November 2024. One of our current lenders has committed to fund a minimum of $8 million of the IDC shortfall on the Revolver as well as providing the new ABL lender a $6 million Letter of Credit. This lender has also agreed to extend the maturity date of the $1,950,000 Credit Agreement to June 18, 2026. The Company will continue to borrow under the existing facility in its normal course of business until closing.
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
During October 2023, Hamas launched an attack on southern Israel from the Gaza Strip, and the ensuing war has created disruption in the region and around the world. To date, this has not had a material effect on the Company’s operations. The Company continues to closely monitor the situation in the Midddle East, but believes it will not impact the Company’s business, financial results and results of operations in the future.
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
Joint and Several Liability Arrangements
In connection with the Transaction, Lyneer has entered into several debt facilities under which it is jointly and severally liable for repayment with IDC. The Company measures obligations resulting from joint and several liability arrangements in accordance with ASC 405-40 – Obligations Resulting from Joint and Several Liability Arrangements (“ASC 405-40”). ASC 405-40 requires that when determining the amount of liability to recognize under a joint and several obligation, a reporting entity which is an obligor under a joint and several liability arrangement first look to the terms of a related agreement with its co-obligors and record an amount equal to what it is obligated to pay under that agreement, plus any amount it expects to pay on behalf of the co-obligors. If no agreement with the co-obligors exists a reporting entity should recognize the full amount that it could be required to pay under the joint and several liability obligations. The amounts recognized in the Company’s financial statements represents its portion of amounts Lyneer expects to repay under its respective joint and several liability agreements as of September 30, 2024 and December 31, 2023, respectively. As of the date of the Merger, the Company deconsolidated its joint and several debt obligations as it believes it is reasonably probable that IDC has the ability to repay their portion. See Note 8: Debt for more information and discussion regarding the Debt Allocation agreement.
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

Note 4: Revenue Recognition and Accounts Receivable
The Company’s disaggregated revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Temporary placement services	$106,770,291	$96,427,450	$310,340,859	$281,788,801
Permanent placement and other services	1,033,552	1,357,706	2,722,469	3,389,079
Total service revenues, net	$107,803,843	$97,785,156	$313,063,328	$285,177,880
When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because all its revenues are from placement services, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from its revenue generating activities. For the three months ended September 30, 2024 and September 30, 2023, revenues from the Company’s largest customer accounted for approximately 14% and 13% of consolidated revenues, respectively and 14% and 15% of consolidated revenues for the nine months ended September 30, 2024 and 2023, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in either period. Economic factors specific to this customer could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.
Contract asset consists of unbilled accounts receivable of $10,924,993 and $5,660,753 as of September 30, 2024 and December 31, 2023, respectively.
Accounts receivable is as follows:

	September 30, 2024	December 31, 2023
Accounts receivable	$51,539,750	$60,720,972
Allowance for doubtful accounts	(2,726,107)	(1,902,140)
Accounts receivable, net	$48,813,643	$58,818,832
The Company recognized $957,031 and $0 of bad debt expense during the periods ended September 30, 2024 and December 31, 2023, respectively
None of the Company’s customers accounted for more than 10% of the Company’s accounts receivable as of September 30, 2024 and December 31, 2023.
Note 5: Property and Equipment
Property and equipment consisted of the following:

	September 30, 2024	December 31, 2023	Estimated Useful Life
Computer equipment and software	$780,833	$730,941	3 years
Office equipment	94,876	94,876	5 years
Furniture and fixtures	169,258	168,778	7 years
Leasehold improvements	18,420	18,420	Lesser of lease term or asset life
Total	$1,063,387	$1,013,015
Less: accumulated depreciation and amortization	(739,485)	(580,320)
Property and equipment, net	$323,902	$432,695

Total depreciation expense of $47,223 and $65,487 was recorded during the three months ended September 30, 2024 and 2023, respectively and $159,165 and $189,625 was recorded during the nine months ended September 30, 2024 and 2023, respectively and is included in “depreciation and amortization” in the accompanying consolidated condensed statements of operations.
Note 6: Intangible Assets
Intangible assets consisted of the following:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$35,000,000	$(7,201,111)	$27,798,889	$35,000,000	$(5,451,111)	$29,548,889
Trade Name	12,400,000	(7,605,000)	4,795,000	12,400,000	(5,760,000)	6,640,000
Total intangible assets	$47,400,000	$(14,806,111)	$32,593,889	$47,400,000	$(11,211,111)	$36,188,889
Total amortization expense of $1,198,334 was recorded during each of the three months ended September 30, 2024 and 2023 and $3,595,000 was recorded during each of the nine months ended September 30, 2024 and 2023. The Company continuously monitors for events and circumstances that could indicate that it is more likely than not that its finite lived intangible assets and other long-lived assets are impaired or not recoverable (a triggering event), requiring an interim impairment test. During the nine months ended September 30, 2024, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, and overall financial performance of the Company. Based on the analysis of relevant events and circumstances, the Company concluded a triggering event had not occurred as of September 30, 2024.
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
The Company maintains operating leases for corporate and field offices. The Company’s leases have initial terms ranging from one month to three years, some of which include the option to renew, and some of which include an early termination option. During the nine months ended September 30, 2024, the Company extended certain of its leases for periods ranging from one to three years.
The following table summarizes the weighted average remaining lease term and discount rate for operating leases as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term for operating leases	2.12 years	1.75 years
Weighted average discount rate for operating leases	6.29%	4.22%

The following table summarizes the future minimum payments for operating leases as of September 30, 2024, due in each year ending December 31:

Year	Minimum Lease Payments
Remainder of 2024	$345,557
2025	1,209,263
2026	336,137
2027	240,424
2028	167,126
Thereafter	166,521
Total lease payments	2,465,028
Less: imputed interest	(105,803)
Present value of operating lease liabilities	$2,359,225
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
The table below provides a breakdown of the Company’s recognized debt:

	September 30, 2024	December 31, 2023
Revolver	$42,778,061	$85,092,695
Term note	—	34,223,489
Seller notes	—	7,875,000
Earnout notes	—	8,366,915
Earnout notes – related party	—	5,127,218
Credit Agreement	1,950,000	—
Promissory Note	1,375,000	—
Merger Note – related party	35,000,000	—
Less: unamortized debt issuance costs	(293,478)	(1,785,114)
Total debt	$80,809,583	$138,900,203

Current portion	$44,153,061	$138,900,203
Non-current portion	$36,656,522	$—
The revolving credit facility (the “Revolver”) and Term Note contain certain customary financial and non-financial covenants that the Company is required to comply with. The Company and its lenders executed multiple amendments to its debt facilities in anticipation of the closing of the Merger. The multiple amendments executed since 2023 were in response to the delayed closing of the Merger. As of the issuance date of the Company’s September 30, 2024 unaudited financial statements, the Ninth Amendment to the Revolver and Tenth Amendment to the Term Note represent the currently effective amendments to each respective debt facility, as described further below. As of August 12, 2024, the lenders waived all existing events of default as of the date of the agreement and agreed to forbear from exercising their rights and remedies with respect to such events of default under the credit facilities through September 30, 2024. The Company has received conditional approval by a new ABL lender and expects to close on a new credit facility by the end of November 2024. The Company will continue to borrow under the existing facility in its normal course of business until closing.

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
As of September 30, 2024, and December 31, 2023, the Company has recognized liability balances on the Revolver of $42,778,061 and $85,092,695, respectively.
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
The Company and its lenders did not execute a fifth amendment and forbearance agreement. Instead, on January 30, 2024, the Company entered into the Limited Consent and Sixth Amendment and Forbearance Agreement (the “Sixth Amendment to the Revolver”) with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Revolver through March 15, 2024, revising financial ratios with the first ratio being due September 30, 2024, and entering into a schedule for repayment of the over-advance. The Sixth Amendment to the Revolver represents a limited waiver and requires the Company to complete certain actions subsequent to completion of the proposed Merger and the public offering. Following the closing of the proposed Merger, issuance of the Merger Note and successfully raising $20 million of gross proceeds in a public offering of securities, the Company will be required to direct a portion of the proceeds raised to specified creditors, execute limited pledge and guarantee agreements and provide other customary covenants. The events of default are waived for a limited period until March 15, 2024, at which time the Company is required to refinance or restructure the credit facility. The Sixth Amendment to the Revolver contains certain customary financial and non-financial covenants.
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
On August 12, 2024 the Company entered into extended forbearance agreements with its lender, under which the lenders, waived all existing events of default as of the date of the agreements and agreed to forbear from exercising their rights and remedies with respect to such events of default under the Revolver and Term Note through September 30, 2024. The maximum aggregate principal amount of $60,000,000 will be reduced by $500,000 on each Thursday starting August

15, 2024 and continuing through and including September 26, 2024. The Initial Capital Raise milestone and the uplisting milestone dates were extended to September 15, 2024.
The Company has received conditional approval to extend the current milestone for the Company’s Initial Capital Raise to January 30, 2025.
The Company has received conditional approval by a new ABL lender and expects to close on a new credit facility by the end of November 2024. One of our current lenders has committed to fund a minimum of $8 million of the IDC portion owed on the ABL as well as providing the new ABL lender a $6 million Letter of Credit. The Company will continue to borrow under the existing facility in its normal course of business until closing.
The Revolver contains certain customary financial and non-financial covenants.
Total available borrowing capacity on the Revolver as of September 30, 2024 was over-advanced by $11,682,375.
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
As of September 30, 2024, and December 31, 2023, the Company has recognized liability balances on the Term Note of $0, and $34,223,489, respectively.
On May 5, 2023, the Third Amendment to the Term Note revised the stated interest rate which may vary between 14% and 16% per annum, with the cash portion of the stated rate varying from 10% to 11% per annum, and the Paid-in-Kind (“PIK”) portion varying from 4% to 5% per annum, based on specified financial ratios and similar metrics.
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
The Term Note was further amended on September 30, 2023 (the “Fourth Amendment to the Term Note”) to defer the July 1, 2023 Cash Interest payment until August 1, 2023. The Company did not make this payment due to the notice received from the Revolver’s administrative agent of the lender restricting payment on the Term Note. $15,000 was paid with respect to the Fourth Amendment to the Term Note.
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
The Fifth Amendment to the Term Note was treated as a modification after the Company’s analysis according to ASC 470 and as such, the Company will amortize any existing unamortized costs using the effective interest method, as an adjustment to interest expense over the remaining term. The structuring fee of $32,500 and the total forbearance fee of $325,000, are the responsibility of IDC, which is included in “capital contribution” on the accompanying consolidated statements of changes in and stockholders’ earnings (deficit). These fees were not paid and as such, was added to the principal of the Term Note. Fees paid other than to the lenders are expensed as incurred, and no gain or loss was recorded on the modification.
The Company and IDC did not execute a sixth amendment and forbearance agreement. On January 30, 2024, the Company entered into the Limited Consent and Seventh Amendment (the “Seventh Amendment to the Term Note”) with its lender, under which the lender, waived all existing events of default and agreed to forbear from exercising its rights and remedies with respect to the Term Note through March 15, 2024. The Seventh Amendment to the Term Note has the same contingencies as the Sixth Amendment to the Revolver. The Seventh Amendment to the Term Note was treated as a modification after Lyneer’s analysis according to ASC 470 and as such, Lyneer will amortize any existing unamortized costs using the effective interest method, as an adjustment to interest expense over the remaining term. The structuring fee of $100,000, the forbearance fee of $500,000 and the amendment fee of $150,000 are the responsibility of IDC. These fees were not paid and as such, was added to the principal of the Term Note. Fees paid other than to the lenders are expensed as incurred, and no gain or loss was recorded on the modification.
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
On June 18, 2024, the Company entered into the Limited Consent and Ninth Amendment and Forbearance Agreement (the “Ninth Amendment to the Term Note”) with its lender, under which the lender, waived all existing events of default and agreed to forbear from exercising its rights and remedies with respect to the Term Note through July 15, 2024. The Ninth Amendment to the Term Note has the same contingencies as the Eighth Amendment to the Revolver.
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
The Company has received conditional approval to extend the current milestone for the Company’s Initial Capital Raise to January 30, 2025. Additionally, the Term Note obligation is fully covered by the Allocation agreement with IDC, as discussed below.
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
The Company has recognized Seller Note liability balances of $0 and $7,875,000 as of September 30, 2024, and December 31, 2023, respectively.
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
The Earnout Note liability was $0 and $13,494,133 at the periods ended September 30, 2024 and December 31, 2023, respectively.
2023 and 2024 Amendments to Seller and Earnout Notes
The Company did not make the Seller Note and Earnout Note principal and interest payments due during 2023 or the nine months ended September 30, 2024. On May 14, 2023, the Company signed an amendment (the “Omnibus Amendment”) to defer the missed Seller Note and Earnout Note payments through the amendment date until their amended maturity dates of April 30, 2024, and January 31, 2025, respectively. The amendment increased the interest rate of the Seller Note and the Earnout Notes to 11.25% per annum from 6.25% for all remaining payments.
The Omnibus Amendment was treated as a modification after the Company’s analysis according to ASC 470 and as such, the Company is deferring the $40,000 amendment fee and will amortize as an adjustment to interest expense over the remaining term, along with any existing unamortized costs using the effective interest method. Lyneer paid the $40,000 amendment fee and will be reimbursed from IDC. These fees were included in “capital contribution” on the accompanying consolidated statements of stockholders’ earnings (deficit). Fees paid to third parties are expensed as incurred, and no gain or loss was recorded on the modification.
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
The Second Omnibus Amendment was treated as a modification after the Company’s analysis according to ASC 470 and as such, the Company is deferring the $19,500 amendment fee and will amortize as an adjustment to interest expense over the remaining term, along with any existing unamortized costs using the effective interest method. Lyneer paid the $19,500 amendment fee and will be reimbursed from IDC. These fees were included in “capital contribution” on the accompanying consolidated statements of stockholders’ earnings (deficit). Fees paid to third parties are expensed as incurred, and no gain or loss was recorded on the modification.
Credit Agreement
On June 18, 2024, the Company entered into a secured bridge loan (“Credit Agreement”) in the principal amount of $1,950,000 at an interest rate of 5% per annum. The maturity date of the Credit Agreement was originally September 30, 2024. However, mandatory prepayments shall be made from the Initial Capital Raise, on the issuance of new debt or new equity interests, or upon a change of control.
On July 22, 2024, the Company entered into an amendment to extend the maturity date of the Credit Agreement to June 18, 2026.
Promissory Note
From April 29, 2019 to April 29, 2020, the Company entered into a series of non-convertible promissory notes (the “Promissory Notes”) with St. Laurent Investments LLC amounting to $1,375,000. The Promissory Notes had a one-year term, most recently extended through July 31, 2025 or a later date to be mutually agreed upon. The Promissory Notes bear interest accruing at the rate of 5% per annum, and increased to 10% for the period from August 1, 2024, through July 31, 2025.
Merger Note
In connection with the closing of the Merger, we issued to IDC the Merger Note in the principal amount of $35,000,000 with an original maturity date of September 30, 2024. The Merger Note does not bear interest and is not convertible prior to an event of default under the Merger Note. If an event of default should occur under the Merger Note, the Merger Note will bear interest at the rate of 7% per annum commencing upon the date of such event of default and will be convertible into shares of our common stock at a price per share that equals the lowest daily volume weighted average price per share (VWAP) during the five trading days immediately preceding the date on which the applicable conversion notice is delivered to us, but not less than 80% of the price per share in our Initial Capital Raise, provided, however, that the number of shares of our common stock issuable upon conversion of the Merger Note will not exceed 19.99% of the number of our outstanding shares of common stock without shareholder approval if our common stock is then listed on a National Stock Exchange. An event of default under the Merger Note may result in an additional event of default under the Revolver and our other indebtedness for borrowed funds.
On September 12, 2024 the Company entered into Amendment No 1 to the Convertible Promissory Note (“Amendment 1 to the Merger Note”) which extended the maturity date to the earlier of March 31, 2026 or the completion of at least a $40 million capital raise. Amendment 1 to the Merger Note was treated as a modification after the Company’s analysis according to ASC 470 and as such, the Company is deferring the $300,000 amendment fee and will amortize as an adjustment to interest expense over the remaining term using the effective interest method.
Debt Allocation Agreement
Lyneer and IDC entered into a debt allocation agreement (the “Allocation Agreement”) dated as of December 31, 2023, which specifies and allocates responsibility for repaying (or refinancing) the joint-and-several debts between Lyneer and IDC. The Company reassessed its accounting for joint-and-several liabilities under ASC 405-40 as of the Merger date and concluded it is reasonably probable that IDC can repay their portion of the debt allocated per the Allocation Agreement. As a result, the Company deconsolidated it’s joint and several debt obligations.
Subsequent to the executed amendments of the Company’s debt obligations described herein, the future minimum principal payments on the Company’s outstanding debt are as follows:

As of September 30, 2024
Remainder of 2024	$—
2025	44,153,061
2026	36,950,000
2027	—
2028	—
Thereafter	—
Total	$81,103,061
Interest Expense
The Company recognized total interest expense of $1,472,564 and $4,887,247 during the three months ended September 30, 2024 and 2023, respectively and $10,494,818 and $12,610,280 during the nine months ended September 30, 2024, and 2023. $6,522 and $221,362 of deferred financing costs were recognized as a component of “interest expense” on the accompanying condensed consolidated statements of operations for the three months ended September 30, 2024, and 2023, respectively and $545,362 and $424,000 for the nine months ended September 30, 2024 and 2023, respectively.

Note 9: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Potential settlement offer for legacy stockholders	$11,101,671	$—
Accrued wages and salaries	10,766,488	5,372,929
Accrued commissions and bonuses	5,329,561	549,313
Accrued interest	860,112	3,001,362
Income tax payable	13,913	—
Earnout due to sellers – current portion	—	3,474,954
Accrued other expenses and current liabilities	3,955,157	3,645,537
Total accrued expenses and other current liabilities	$32,026,902	$16,044,095
Legacy Stockholder Dividend Settlements
The Company has extended offers for settlement to stockholders as a result of the Company failing to declare and pay a declared dividend as described in the Company’s filings. The Company has received seven signed settlement letters in response to the September 16, 2024 settlement offer as of the issuance date of the Company’s September 30, 2024 unaudited financial statements at the September 10, 2024 closing stock price of $6.45. See Note 19: Subsequent Events for further discussion on agreements entered into after September 30, 2024.
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
On June 16, 2021, a complaint was filed in the Superior Court of New Jersey Law Division, Middlesex County. The complaint alleges a former minor employee (who obtained employment by providing false information) was injured on October 15, 2020, at the Co-Defendant’s worksite. Mediation was unsuccessful, and the matter is now listed for trial on January 17, 2025. The Company’s employer’s liability insurance carrier and workers compensation carrier have now issued a reservation of rights and entered an appearance and appointed counsel to defend the Company’s interests in the case. A settlement conference was held on August 28, 2024, but was unsuccessful. The Company believes it has issues for appeal, but believes it is probable to receive an unfavorable outcome and has accrued $875,000 with respect to this complaint, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
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
Employment Agreement with Christopher Broderick
Upon the closing of the Merger, Christopher Broderick entered into an employment agreement with our company as Chief Financial Officer. The employment agreement is for three years with an additional one-year extension unless terminated by either party upon 90 days’ written notice prior to the end of the initial term. Mr. Broderick’s base salary is $300,000 per annum. He is also entitled to a true-up payment equal to the pro-rated difference between his salary of $120,000 per year under his employment agreement dated February 1, 2023 with Atlantic and $300,000 per annum. Mr. Broderick will be eligible to receive a yearly bonus equal to his annual base salary for every year commencing in 2023. The bonus will be predicated upon our recording a minimum of $250,000,000 in revenues and adjusted EBITDA of $5,000,000. Mr. Broderick will also be paid a $150,000 transaction bonus as a result of the closing of the Merger and he will be paid additional transaction bonuses in the amount of $75,000 for the closing of any subsequent acquisition that is valued in excess of $8,000,000. He also will be eligible for an annual discretionary bonus to be set by the compensation committee of the board of directors.
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
Board of Directors Agreement (Chairman) with Prateek Gattani
Upon the closing of the Merger, the Company adopted the Board of Director’s Agreement dated as of April 15, 2024 with Prateek Gattani to serve as Chairman of the Board for a two-year period from the closing of the Merger. The agreement provides for Mr. Gattani to have all responsibilities of a director of the Company. He is to be paid an annual fee equal to the higher of $200,000 or the highest amount any other director is being paid. Mr. Gattani was granted RSUs to purchase 1,300,000 shares of common stock vested upon the date of grant and exercisable for five (5) years from the date of issuance. The agreement provides that he cannot be removed except by the Company’s stockholders.
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
Cash in Excess of FDIC Insured Limits
The Company places its cash and cash equivalents with financial institutions which it believes are of high creditworthiness and where deposits are insured by the United States Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s cash balances in excess of FDIC insured limits amounted to $1,033,274 and $1,659,914 as of September 30, 2024 and December 31, 2023, respectively.
The Company has not experienced any losses with regard to its bank accounts and believes it does not pose a significant credit risk to the Company.
Other Concentrations
As of September 30, 2024 and December 31, 2023, the Company has a deposit in the amount of $8,000,000 with a professional employer organization (“PEO”). The PEO is the employer of record for substantially all of the Company’s engagement professionals, and as such certain costs of revenue are paid to the PEO and subsequently distributed to Company engagement professionals.
Note 13: Members’ Capital and Mezzanine Capital
As of December 31, 2023, 90%, of the outstanding membership units were held by IDC, and 10% were held by LMH.
Under the Operating Agreement, LMH has the right, but not the obligation to require IDC to purchase LMH’s interest in the Company (the “LMH Put”) upon the occurrence of any Triggering Event, or during the Put-Call Period. Upon the occurrence of certain triggering events as defined in the Company’s operating agreement, LMH had the right to require IDC to purchase its membership units in the Company. The Company has determined the LMH Units to be redeemable upon an event that is outside the control of the Company, and accordingly has classified the LMH Units as a component of mezzanine capital and outside of permanent equity as of December 31, 2023. These units were exercised on February 28, 2024 and as of September 30, 2024 were reclassed to permanent equity. See below for further detail.
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
On November 15, 2022, Lyneer and IDC as co-borrowers issued Year 1 Earnout Notes to LMH with total balances of $5,127,218. The balance of the Year 1 Earnout Notes payable to LMH was $0 and $5,127,218 as of September 30, 2024 and December 31, 2023, respectively. On January 16, 2024, Lyneer and IDC as co-borrowers issued Year 2 Earnout Notes to LMH with total balances of $2,013,041. The balance of the Year 2 Earnout Notes payable to LMH was $0 as of both September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, the combined Earnout Note balances payable to LMH of $0 and $5,127,218 are included in “notes payable, current portion”, respectively on the accompanying condensed consolidated balance sheets. Interest expense incurred on the Earnout Notes to LMH totaled $174,058 and $173,737 for the three months ended September 30, 2024 and 2023, respectively and $347,766 and $236,457 for the nine months ended September 30, 2024 and 2023, respectively.
Total amounts due from LMH under the indemnification provisions of the Transaction Agreement amounted to $0 and $750,000 as of September 30, 2024 and December 31, 2023, respectively and are included in “other assets” in the accompanying condensed consolidated balance sheets. Refer to Note 1: Organization and Nature of Operations for additional information.
The balance of the earnout liability payable to LMH as of September 30, 2024 and December 31, 2023, was $0 and $2,015,473, respectively, which is included in “other liabilities” on the accompanying consolidated balance sheets.
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
The Company and IDC file consolidated income tax returns in certain state and local jurisdictions. In connection with this arrangement the Company has recorded a liability payable to IDC for taxes payable by IDC which represent taxes attributable to the Company’s operations included on consolidated state and local income tax returns filed by IDC. These amounts are determined by determining the Company’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $543,547 and $522,472 as of September 30, 2024 and December 31, 2023, respectively, and are included in “due to related parties” on the accompanying condensed consolidated balance sheets.
Total amounts payable to IDC, including the above taxes payable to IDC, amounted to $2,833,169 and $4,384,178 as of September 30, 2024, and December 31, 2023, respectively and are included in “due to related parties” on the accompanying condensed consolidated balance sheets. There are no formalized repayment terms.
During the nine months ended September 30, 2024, Lyneer included $402,500 as an expense paid for by IDC and recorded as a deemed capital contribution to Lyneer, of which all related to transaction bonuses. Additionally, IDC agreed to reimburse certain expenses paid by Lyneer totaling $631,469 also recorded as deemed capital contributions, by reducing the payable balance owed to IDC. Of this amount, $611,969 related to professional fees and $19,500 related to a debt amendment fee.
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
On July 22, 2024 the Company filed a registration statement on Form S-8 to register up to 15% (initially 7,309,322 shares) of the number of shares of common stock, par value $0.00001, to be outstanding immediately following consummation of the Initial Capital Raise following the Merger issuable pursuant to outstanding unvested or unexercised stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, and other stock or cash based awards (collectively, “Awards”) granted under the Company’s Incentive Plan which became effective upon the consummation and completion of the Merger.
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
Restricted Stock Units
The Company has granted 2,377,091 restricted stock units to non-employees under its Incentive Plan. As of September 30, 2024, the Company had 362,901 outstanding RSUs with a grant date fair value of $2.36.
The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	—	$—
Granted	2,377,091	$2.36
Vested	(2,014,190)	$2.36
Unvested at September 30, 2024	362,901	$2.36
Of the shares granted, 593,221 shares are for compensation for transaction costs related to the Merger incurred by a third party on behalf of the Company. An assumption agreement was entered into on June 18, 2024, whereby the Company agreed to assume those obligations and issue equity of Atlantic to satisfy these obligations in full.
Stock-based compensation expense included in the accompanying consolidated statements of operations was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense	$285,483	$—	$4,791,549	$—
As of September 30, 2024, there was $818,385 of unrecognized stock-based compensation related to RSUs outstanding, which is expected to be recognized over a weighted-average remaining service period of less than one year.
Note 16: Income Taxes
For the three months ended September 30, 2024 and 2023, the Company recorded an income tax benefit of $1,220,072 and $1,346,969, respectively and $19,732,646 and $3,791,387 for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 was (22.8)% and (27.8)%, respectively. The decrease in effective tax rates between the periods was primarily due to a valuation allowance on state deferred tax assets and nondeductible transaction costs, partially offset by the recognition of federal deferred tax assets associated with the Merger.
As of September 30, 2024, the Company maintained a valuation allowance against its deferred tax assets associated with state net operating losses for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.

Note 17: Earnings per Share
The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(7,049,629)	$(3,920,952)	$(66,828,192)	$(9,865,327)
Denominator:
Weighted average common shares outstanding, basic and diluted	44,688,845	25,423,729	32,774,837	25,423,729
Net loss per share, basic and diluted	$(0.16)	$(0.15)	$(2.04)	$(0.39)
Excluded anti-dilutive shares	1,077,091	13,825	1,077,091	13,825
Note 18: Subsequent Events
The Company has evaluated subsequent events through November 11, 2024, as detailed below.
Settlement Agreement
On October 24, 2024 the Company entered into an Amended and Restated Settlement Agreement and General Release of Claims with regard to the Company’s failing to declare and pay a declared dividend as described in the Company’s filings and the shareholder agreed to provide consulting services to the Company. In full and final satisfaction of any and all obligations related to the dividend and consulting services, the Company agreed to the following:
•$25,000 cash payment as an initial payment under the Consulting Agreement
•Consulting fees will be paid at the sum of $7,500 per month, paid quarterly
•757,833 shares will be issued as additional consideration for up to 10 hours of services a week. Any weekly hours in excess of those hours will be billed at a negotiated rate
•230,027 shares will be issued as a Dividend settlement
Stock Issuance
On October 25, 2024, the Company issued 114,500 shares of the Company’s common stock to its employees at a per share price of $4.91 outside of its Employee Incentive Plan as a special incentive for employees.
Subsidiary Formation
On October 29, 2024, the Company formed a subsidiary in Delaware. The subsidiary is named A36 Merger Sub, Inc. and all 100 shares of its common stock are owned by the Company.

Staffing 360 Solutions Merger Agreement
On November 1, 2024 the Company, Staffing 360 Solutions, Inc. a Delaware corporation (“STAF”), and A36 Merger Sub Inc., a Delaware Corporation and a wholly-owned subsidiary of the Company entered into an Agreement and Plan of Merger (the “Staffing 360 Merger Agreement”), pursuant to which Merger Sub will merge with and into STAF, with STAF surviving as a wholly-owned subsidiary of the Company (the “Staffing 360 Merger”). Subject to the terms and conditions of the Staffing 360 Merger Agreement, upon completion of the Staffing 360 Merger, Atlantic will acquire all outstanding shares of STAF’s common stock. The Staffing 360 shareholders will receive 1.202 Atlantic shares for each Staffing 360 share. Atlantic and Staffing 360 shareholders will own approximately 90% and 10%, respectively, of the combined company on a fully diluted basis.

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
At Atlantic, management understands that finding the perfect candidate starts before the job requisition even comes in. The Company employs the strategy of proactive recruitment to build a pipeline of pre-vetted candidates for order fulfillment. Atlantic’s client mix consists of both small- and medium-size businesses, and large national and multinational client relationships. Client relationships with small- and medium-size businesses are based on a local or regional relationship, and tend to rely less on longer-term contracts, and the competitors for this business are primarily locally owned businesses. Comprising over 60% of the Company’s revenue base, the large national and multinational clients, on the other hand, will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to local managers. As a result, employment services firms with a large network of offices compete most effectively for this business, which generally has agreed-upon pricing or mark-up on services performed.
Results of Operations
The following discussion summarizes the key factors Atlantic’s management team believes are necessary for an understanding of Atlantic’s financial statements.
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023:
Certain related party and non-related party financial statement line-item amounts have been aggregated for purposes of analysis below, which is consistent with management’s evaluation of its business results.

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
Service revenue, net	$107,803,843	$97,785,156	$10,018,687	10.2%
Cost of revenue	95,918,373	86,179,981	9,738,392	11.3%
Gross profit	11,885,470	11,605,175	280,295	2.4%
Selling, general and administrative	17,151,567	10,372,122	6,779,445	65.4%
Change in fair value of contingent consideration liabilities	—	349,907	(349,907)	(100.0)%
Depreciation and amortization	1,245,557	1,263,820	(18,263)	(1.4)%
Loss from operations	(6,511,654)	(380,674)	(6,130,980)	+
Interest expense	1,472,564	4,887,247	(3,414,683)	(69.9)%
Other expense	285,483	—	285,483	+
Net loss before provision for income taxes	(8,269,701)	(5,267,921)	(3,001,780)	57.0%
Income tax benefit	1,220,072	1,346,969	(126,897)	(9.4)%
Net loss	$(7,049,629)	$(3,920,952)	$(3,128,677)	79.8%

Net loss per share, basic and diluted	$(0.16)	$(0.15)	$(0.01)	6.5%
Weighted average shares outstanding, basic and diluted	44,688,845	25,423,729	19,265,116	75.8%

	Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent
Service revenue, net	$313,063,328	$285,177,880	$27,885,448	9.8%
Cost of revenue	279,222,830	250,888,387	28,334,443	11.3%
Gross profit	33,840,498	34,289,493	(448,995)	(1.3)%
Selling, general and administrative	46,045,754	31,701,396	14,344,358	45.2%
Change in fair value of contingent consideration liabilities	—	(150,093)	150,093	(100.0)%
Depreciation and amortization	3,754,165	3,784,624	(30,459)	(0.8)%
Loss from operations	(15,959,421)	(1,046,434)	(14,912,987)	+
Loss on debt extinguishment	1,213,379	—	1,213,379	+
Advisory fees paid in the merger	43,000,000	—	43,000,000	+
Interest expense	10,494,818	12,610,280	(2,115,462)	(16.8)%
Other expense	15,893,220	—	15,893,220	+
Net loss before provision for income taxes	(86,560,838)	(13,656,714)	(72,904,124)	+
Income tax benefit	19,732,646	3,791,387	15,941,259	+
Net loss	$(66,828,192)	$(9,865,327)	$(56,962,865)	+

Net loss per share, basic and diluted	$(2.04)	$(0.39)	$(1.65)	+
Weighted average shares outstanding, basic and diluted	32,774,837	25,423,729	7,351,108	28.9%

+ -     change greater than ± 100%

Service Revenue, Net
Service revenue, net of discounts, for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Temporary placement services	$106,770,291	$96,427,450	$310,340,859	$281,788,801
Permanent placement and other services	1,033,552	1,357,706	2,722,469	3,389,079
Total service revenues, net	$107,803,843	$97,785,156	$313,063,328	$285,177,880
Service revenue, net was $107,803,843 and $97,785,156 for the quarters ended September 30, 2024 and 2023, respectively, an increase of $10,018,687, or 10.2%. This increase was predominately due to the higher revenues from the Company’s temporary placement services business, which increased $10,342,841 or 10.7% in the three months ended September 30, 2024 as compared to the same period in 2023 due primarily to a strong sales initiative by the Company. Permanent placement and other services decreased $324,154 or 23.9% due to lower permanent job demand as companies cut back on hiring permanent positions.
Service revenue, net was $313,063,328 and $285,177,880 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $27,885,448, or 9.8%. This increase was predominately due to the higher revenues from the Company’s temporary placement services business, which increased $28,552,058 or 10.1% in the nine months ended September 30, 2024 as compared to the same period in 2023 due primarily to a strong sales initiative by the Company. Permanent placement and other services decreased $666,610 or 19.7% due to lower permanent job demand as companies cut back on hiring permanent positions.
Cost of Revenue and Gross Profit
Gross profit reflects the difference between realized service revenue, net and cost of revenues for providing temporary and permanent placement solutions. Cost of revenue consists primarily of fixed and variable directs costs, including payroll, payroll taxes and employee benefit costs. Cost of revenue and gross profit for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service revenue, net	$107,803,843	$97,785,156	$313,063,328	$285,177,880
Cost of revenue	95,918,373	86,179,981	279,222,830	250,888,387
Gross profit	$11,885,470	$11,605,175	$33,840,498	$34,289,493
Cost of revenue for the quarters ended September 30, 2024 and 2023 was $95,918,373 and $86,179,981, respectively, an increase of $9,738,392 or 11.3%. The increase in cost of revenue was due primarily to higher service revenue, net driven primarily by higher temporary placement services revenue, which increased $10,342,841 or 10.7%. Gross profit for the quarter ended September 30, 2024 and 2023 was $11,885,470 and $11,605,175, respectively, an increase of $280,295 or 2.4%. As a percentage of service revenue, net, gross profit was 11.0% and 11.9% for the quarter ended September 30, 2024 and 2023, respectively, which decreased due to increasing labor related costs and reduced permanent placements.
Cost of revenue for the nine months ended September 30, 2024 and 2023 was $279,222,830 and $250,888,387, respectively, an increase of $28,334,443 or 11.3%. The increase in cost of revenue was due primarily to higher service revenue, net driven primarily by higher temporary placement services revenue, which increased $28,552,058 or 10.1%. Gross profit for the nine months ended September 30, 2024 and 2023 was $33,840,498 and $34,289,493, respectively, a decrease of $448,995 or 1.3%. As a percentage of service revenue, net, gross profit was 10.8% and 12.0% for the nine months ended September 30, 2024 and 2023, respectively, which decreased due to increasing labor related costs and reduced permanent placements.

Total Operating Expenses
Total operating expenses for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative	$17,151,567	$10,372,122	$46,045,754	$31,701,396
Change in fair value of contingent consideration liabilities	—	349,907	—	(150,093)
Depreciation and amortization	1,245,557	1,263,820	3,754,165	3,784,624
Total operating expenses	$18,397,124	$11,985,849	$49,799,919	$35,335,927
The changes in each financial statement line item for the respective periods are described below.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the quarters ended September 30, 2024 and 2023 were $17,151,567 and $10,372,122, respectively, an increase of $6,779,445, or 65.4%, due primarily to higher transaction costs related to the Merger, offset partially by cost cutting measures. As a percentage of service revenue, net, selling, general and administrative costs were 15.9% in the quarter ended September 30, 2024 as compared to 10.6% in the quarter ended September 30, 2023. The increase in selling, general and administrative costs as a percentage of service revenue, net was due primarily to higher transactions costs in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023.
Selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023 were $46,045,754 and $31,701,396, respectively, an increase of $14,344,358, or 45.2%, due primarily to higher transaction costs related to the Merger, offset partially by cost cutting measures. As a percentage of service revenue, net, selling, general and administrative costs were 14.7% in the nine months ended September 30, 2024 as compared to 11.1% in the nine months ended September 30, 2023. The increase in selling, general and administrative costs as a percentage of service revenue, net was due primarily to higher transactions costs in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Changes in Fair Value of Contingent Consideration Liabilities
Changes in the fair value of contingent consideration liabilities for the quarters ended September 30, 2024 and 2023 were $0 and $349,907, respectively. The change of $(349,907) reflects the change in fair value of the liability balance. The measurement period for the contingent consideration arrangements expired on August 31, 2023, at which time amounts owed Lyneer to its former owners were computed and represent fixed amounts.
Changes in the fair value of contingent consideration liabilities for the nine months ended September 30, 2024 and 2023 were $0 and $(150,093), respectively. The change of $150,093 reflects the change in fair value of the liability balance. The measurement period for the contingent consideration arrangements expired on August 31, 2023, at which time amounts owed Lyneer to its former owners were computed and represent fixed amounts.
Depreciation and Amortization
Depreciation and amortization expense for the quarters ended September 30, 2024 and 2023 was $1,245,557 and $1,263,820, respectively, a decrease of $18,263 or 1.4%, a slight decrease on a year-over year basis.
Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023 was $3,754,165 and $3,784,624, respectively, a decrease of $30,459 or 0.8%, which was essentially flat on a year-over year basis.

Loss on Debt Extinguishment
Loss on debt extinguishment, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss on debt extinguishment	$—	$—	$1,213,379	$—
Loss on debt extinguishment during the nine months ended September 30, 2024 relates to the Seventh Amendment and Forbearance Agreement to the Revolver being treated as a debt extinguishment after the Company’s analysis of Accounting Standards Codification (“ASC”) Topic 470 – Debt.
Advisory Fees Paid in the Merger
Advisory fees paid in the merger for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Advisory fees paid in the merger	$—	$—	$43,000,000	$—
The stockholders of Atlantic Acquisition Corp. were issued an aggregate of 18,220,338 shares of Company’s common stock at a market value of $2.36 per share, or $43,000,000 in the aggregate, on the date of the Merger.
Interest Expense
Interest expense for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$1,472,564	$4,887,247	$10,494,818	$12,610,280
Interest expense for the quarters ended September 30, 2024 and 2023 was $1,472,564 and $4,887,247, respectively. The decrease of $3,414,683, or 69.9%, in the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 was due to the Company deconsolidating the joint and several debt obligations as of the Merger date.
Interest expense for the nine months ended September 30, 2024 and 2023 was $10,494,818 and 12,610,280, respectively. The decrease of $2,115,462, or 16.8%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was attributed to the Company deconsolidating the joint and several debt obligations as of the Merger date, partially offsest by higher interest rates on the revolving credit facility on a year-over-year basis, an increase in the rates on the term, seller and earnout notes due to amendments in May 2023 and August 2023, and, new earnout notes issued in January 2024.
Other Expense
Other expense for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other expense	$285,483	$—	$15,893,220	$—

Other expense for the three months ended September 30, 2024 related to stock compensation expense for third parties as advisors to the Company for RSUs that were granted on the date of the Merger. Other expense for the nine months ended September 30, 2024 related to accrued amounts pertaining to a potential settlement for legacy stockholders and stock compensation expense for to third parties as advisors to the Company for RSUs that were granted on the date of the Merger.
Income Tax Benefit
Provision for income taxes for the three and nine months ended September 30, 2024 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax benefit	$1,220,072	$1,346,969	$19,732,646	$3,791,387
Income tax benefit for the quarters ended September 30, 2024 and 2023 was $1,220,072 and $1,346,969, respectively, a decrease of $126,897, which was driven primarily by the increase in net loss before taxes of $8,269,701 for the quarter ended September 30, 2024 compared to $5,267,921 for the quarter ended September 30, 2023, or an increase in the net loss before taxes of $3,001,780.
Income tax benefit for the nine months ended September 30, 2024 and 2023 was $19,732,646 and $3,791,387, respectively, an increase of $15,941,259, which was driven primarily by the increase in net loss before taxes of $86,560,838 for the nine months ended September 30, 2024 compared to $13,656,714 for the nine months ended September 30, 2023, or an increase in the net loss before taxes of $72,904,124.

Liquidity & Capital Resources

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

Atlantic believes that the cash generated from operations, together with the borrowing availability under its portion of the Revolver or under any revolving credit facility that Lyneer may enter into to replace the Revolver, would be sufficient to meet its normal working capital needs for at least the 12-month period following the date of its September 30, 2024 financial statements, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Atlantic’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of Atlantic’s control. If Atlantic’s future cash flow from operations and other capital resources are insufficient to fund its liquidity needs, Atlantic may be forced to obtain additional debt or equity capital or refinance all or a portion of its debt.

Atlantic’s working capital requirements are primarily driven by personnel payments and client accounts receivable receipts. As receipts from client partners lag behind payments to personnel, working capital requirements increase substantially in periods of growth.
Atlantic’s primary sources of liquidity have historically been cash generated from operations and borrowings under its revolving credit agreement (the “Revolver”). Atlantic’s primary uses of cash are payments to engagement personnel, corporate personnel, related payroll costs and liabilities, operating expenses, capital expenditures, cash interest, cash taxes, and contingent consideration and debt payments. If Atlantic and IDC are able to refinance their existing indebtedness as described below, Atlantic believes that the cash generated from operations, together with the borrowing availability under its portion of the Revolver or under any revolving credit facility that Lyneer may enter into to replace the Revolver, would be sufficient to meet its normal working capital needs for at least the 12-month period following the issue date of its financial statements, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Atlantic’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of Atlantic’s control. If Atlantic’s future cash flow from operations and other capital resources are insufficient to fund its liquidity needs, Atlantic may be forced to obtain additional debt or equity capital or refinance all or a portion of its debt.
In connection with the closing of the Merger, Atlantic issued to IDC the Merger Note in the principal amount of $35,000,000 with an original maturity date of September 30, 2024. The Merger Note does not bear interest and is not convertible prior to an event of default under the Merger Note. If an event of default should occur under the Merger Note, the Merger Note will bear interest at the rate of 7% per annum commencing upon the date of such event of default and will be convertible into shares of our common stock at a price per share that equals the lowest daily volume weighted average price per share (VWAP) during the five trading days immediately preceding the date on which the applicable conversion notice is delivered to us, but not less than 80% of the price per share in our Initial Capital Raise, provided, however, that the number of shares of our common stock issuable upon conversion of the Merger Note will not exceed 19.99% of the number of our outstanding shares of common stock without shareholder approval if our common stock is then listed on a National Stock Exchange (“NSE”). An event of default under the Merger Note may result in an additional event of default under the Revolver and our other indebtedness for borrowed funds.
On September 12, 2024 the Company entered into Amendment No 1 to the Convertible Promissory Note (“Amendment 1 to the Merger Note”) which extended the maturity date to the earlier of March 31, 2026 or the completion of at least a $40 million capital raise.
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

On August 31, 2023 and January 30, 2024, Lyneer and IDC entered into consent and forbearance agreements with its lender under the Revolver pursuant to which the lender waived all existing events of default as of the date of the agreements and agreed to forbear from exercising its rights and remedies with respect to such events of default under the credit facilities through November 17, 2023 and March 15, 2024, respectively. On April 17, 2024, Lyneer and IDC entered into a limited consent and amendment to the forbearance agreement with the lender under the Revolver under which the lender agreed to extend its forbearance with respect to all then-existing events of default until July 31, 2024. As a result of the Company being unable to complete its Initial Capital Raise by May 15, 2024, the Company was required to obtain additional forbearance agreements.
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
(i)the failure to repay an over-advance in the amount of $4,662,495 as of May 31, 2024;
(ii)failure to complete an initial capital raise (“Initial Capital Raise”) on or before May 15, 2024 and apply the proceeds thereof as specified;
(iii)failure to have completed presentations to potential buyers under a sale and potential lenders in respect of a refinancing transaction resulting in payment in full of all Obligations (as defined);
(iv)the failure to deliver to the administrative agent, on or before May 29, 2024, an executed letter of intent with respect to a Sale/Refinancing;
(v)the failure to satisfy various financial covenants of the Revolver and failure to timely cure all of the foregoing defaults.
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
On August 12, 2024 the Company entered into the Ninth Amendment and with its lender of the Revolver, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Revolver through September 30, 2024. The maximum aggregate principal amount of $60,000,000 will be reduced by $500,000 on each Thursday starting August 15, 2024 and continuing through and including September 26, 2024. The Initial Capital Raise milestone was extended to September 15, 2024 with additional milestones including an uplisting milestone date of September 15, 2024. The Company has received conditional approval to extend the current milestone for the Company’s Initial Capital Raise to January 30, 2025.

The Company has received conditional approval by a new ABL lender and expects to close on a new credit facility by the end of November 2024. One of our current lenders has committed to fund a minimum of $8 million of the IDC shortfall on the Revolver. The Company will continue to borrow under the existing facility in its normal course of business until closing.
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
(ii)failure to complete an Initial Capital Raise by May 15, 2024 and to apply the proceeds as specified therein;
(iii)failure to complete management presentations to potential buyers and potential lenders;
(iv)the failure to deliver on or before May 29, 2024, an executed letter of intent with respect to a Sale/Refinancing; and
(v)the failure to satisfy various financial covenants of the Term Loan and failure to cure.
On August 12, 2024, the Company entered into the Tenth Amendment and with its lender of the Term Note, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Term Note through September 30, 2024. The Initial Capital Raise milestone was extended to September 30, 2024 with additional milestones including an uplisting milestone date of September 15, 2024.
The Company has received conditional approval to extend the current milestone for the Company’s Initial Capital Raise to January 30, 2025. Additionally, the Term Note is covered by the Allocation agreement discussed below.
The Lenders’ consent to IDC’s transfer of ownership of the equity of Lyneer was conditioned upon substantially the same terms stated above under the Revolver, as well as issuance of a secured bridge loan (“Credit Agreement”) to the Company in the principal amount of $1,950,000 at an interest rate of 5% per annum. The Maturity date of the Credit Agreement was originally September 30, 2024. However, mandatory prepayments shall be made from the Initial Capital Raise, on the issuance of new debt or new Equity Interests, or upon a change of control.
On July 22, 2024, the Company entered into an amendment to extend the maturity date of the Credit Agreement to June 18, 2026.
In addition, on January 16, 2024, IDC and Lyneer entered into an amendment agreement with the holders of the Seller Notes and Earnout Notes to defer the missed July 31, 2023 and October 31, 2023 principal and interest payments on the Seller Notes and the Earnout Notes, each in the amount of $$1,575,000 plus accrued interest, until February 28, 2024, and to defer to February 28, 2024 the payment of $1,575,000 with accrued interest scheduled for January 31, 2024. Lyneer has not refinanced or restructured the credit facility and missed all payments of the Seller Notes and the Earnout Notes during 2024.
In accordance with ASC Topic 205-40, Going Concern, Atlantic evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year from the date the financials are issued. This evaluation includes considerations related to financial and other covenants contained in Atlantic’s credit facilities, as well as Atlantic’s forecasted liquidity. Atlantic has concluded that there is no substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of its consolidated financial statements. The Company has received conditional approval by a new ABL lender and expects to close on the new credit facility by the end of November 2024. One of our current lenders has committed to fund a minimum of $8 million of the IDC shortfall on the Revolver. The Company will continue to borrow under the existing facility in its normal course of business until closing.

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
In the Allocation Agreement, IDC and Mr. Gattani have agreed to implement a plan to refinance or otherwise satisfy the joint and several indebtedness. IDC and Mr. Gattani are currently exploring refinancing opportunities with several lenders to address the assumed debt, as well as the IDC portion of the Revolver. However, it is expected that the Company will not be legally released from its joint and several obligations with respect to the indebtedness to be assumed by IDC until payment in full of the Merger Note, which originally matured on September 30, 2024. The maturity date of the Merger Note has been extended to March 31, 2026. The Company has received conditional approval by a new ABL lender and expects to close on a new credit facility by the end of November 2024. One of our current lenders has committed to fund a minimum of $8 million of the IDC shortfall on the Revolver. It is expected that the new credit facility will be supportable by the Company’s stand-alone borrowing base, will be on terms similar to those of the existing credit agreement and will provide credit availability to the Company of up to $40,000,000.
Cash flows for the nine months ended September 30, 2024 and 2023 consisted of the following:

	Nine Months Ended September 30,
	2024	2023
Net cash (used in)/provided by operating activities	$(5,558,718)	$2,626,303
Net cash used in investing activities	(50,372)	(76,312)
Net cash provided by/(used in) financing activities	5,653,923	(3,077,175)
Net increase/(decrease) in cash and cash equivalents	$44,833	$(527,184)
Cash flows provided by operating activities for the nine months ended September 30, 2024 compared to the nine months September 30, 2023 was lower due to an increase in accounts receivable and accrued expenses and other current liabilities and due to related parties.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2024 decreased compared to September 30, 2023 and consisted entirely of purchases of property and equipment.
Financing Activities
Cash used in financing activities increased for the nine months ended September 30, 2024 compared to September 30, 2023 and consisted of borrowings and payments under the Company’s debt arrangements of the Revolver and Seller Notes (as described below). Additionally, during the nine months ended September 30, 2024, the Company issued shares, entered into additional debt obligations, and had a deemed contribution as a result of the Merger.

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
As of September 30, 2024 and December 31, 2023, the total balance on the Revolver was $53,337,869 and $90,906,217, respectively. As of September 30, 2024 and December 31, 2023, the Company recorded a liability of $42,778,061 and $85,092,695, respectively, and IDC owed the remaining $10,559,808 and $5,813,522, respectively. Total available borrowing capacity on the Revolver as of September 30, 2024 was $(11,682,375), net of a $2,000,065 reserve required on the Revolver. The borrowing base calculation is based on Lyneer’s eligible assets.
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
As discussed above, IDC is expected to use a portion of the cash proceeds it receives in the Merger to pay down the Revolver following the closing of the Merger. The Company has received conditional approval by a new ABL lender and expects to close on a new credit facility by the end of November 2024. One of our current lenders has committed to fund a minimum of $8 million of the IDC shortfall on the Revolver
Term Note
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
As of September 30, 2024 and December 31, 2023, Lyneer had recognized liability balances on the Term Note of $0, and $34,223,489, respectively.

On May 5, 2023, the Term Note was amended to amend the stated interest rate, which may vary between 14% and 16% per annum, with the cash portion of the stated rate varying from 10% to 11% per annum and the Paid-in-Kind (“PIK”) portion varying from 4% to 5% per annum, based on specified financial ratios and similar metrics.
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
Lyneer and IDC did not execute a sixth amendment and forbearance agreement. Instead on January 30, 2024, Lyneer and IDC entered into an amendment to the forbearance agreement with its lender under the Term Note under which the lender agreed, subject to satisfaction of various conditions precedent, to waive all existing events of default under the Term Note as of the date of the amendment and to forbear from exercising its rights and remedies with respect to such events of default through March 15, 2024. The January 2024 amendment to the forbearance agreement was treated as a modification after Lyneer’s analysis according to ASC 470 and as such, Lyneer will amortize any existing unamortized costs using the effective interest method, as an adjustment to interest expense over the remaining term. The structuring fee of $100,000, the forbearance fee of $500,000 and the amendment fee of $150,000 are the responsibility of IDC. These fees were not paid and as such, was added to the principal of the Term Note. Fees paid other than to the lenders are expensed as incurred, and no gain or loss was recorded on the modification.
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
As described above, on August 12, 2024 the Company entered into the Tenth Amendment and with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Term Note through September 30, 2024. The Initial Capital Raise milestone was extended to September 15, 2024 with additional milestones including an uplisting milestone date of September 15, 2024. The Company has received conditional approval to extend the current milestone for the Company’s Initial Capital Raise to January 30, 2025.
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
Lyneer had recognized Seller Note liability balances of $0 and $7,875,000 as of September 30, 2024 and December 31, 2023, respectively.
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
Earnout Notes
As contingent consideration milestones are met in connection with the Transaction Agreement, Lyneer and IDC can elect to pay the milestone payments in cash or to issue notes payable. During 2022, Lyneer and IDC as co-borrowers have issued nine promissory notes in the aggregate principal amount of $13,494,133. Payments on each of the Earnout Notes are due in quarterly installments through their amended maturity date of January 31, 2025 and each note bears an amended stated interest rate of 11.25% per annum. On January 16, 2024, Lyneer and IDC as co-borrowers issued six notes payable with an aggregate value of $6,941,521. Payments on each of the Earnout Notes are due in quarterly installments through their maturity date of January 16, 2026 and each note bears interest at a rate of 6.25% per annum. The Company missed the March 31, 2024 principal and interest payment and the interest rate increased to the default rate of 11.25%.
The Earnout Notes are subordinated to the Revolver and the Term Note and represent unsecured borrowings.
The Earnout Note liability was $0 and $13,494,133 at the periods ended September 30, 2024 and December 31, 2023, respectively.
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
Credit Agreement
On June 18, 2024, the Company entered into a secured bridge loan (“Credit Agreement”) in the principal amount of $1,950,000 at an interest rate of 5% per annum. The maturity date of the Credit Agreement was originally September 30, 2024. However, mandatory prepayments shall be made from the Initial Capital Raise, on the issuance of new debt or new equity interests, or upon a change of control.
On July 22, 2024, the Company entered into an amendment to extend the maturity date of the Credit Agreement to June 18, 2026.
Promissory Note
From April 29, 2019 to April 29, 2020, the Company entered into a series of non-convertible promissory notes (the “Promissory Notes”) with St. Laurent Investments LLC amounting to $1,375,0000. The Promissory Notes had a one-year term, most recently extended through July 31, 2025 or a later date to be mutually agreed upon. The Promissory Notes bear interest accruing at the rate of 5% per annum, and increased to 10% for the period from August 1, 2024 through July 31, 2025.
Merger Note
In connection with the closing of the Merger, we issued to IDC the Merger Note in the principal amount of $35,000,000 that originally matured on September 30, 2024. The Merger Note does not bear interest and is not convertible prior to an event of default under the Merger Note. If an event of default should occur under the Merger Note, the Merger Note will bear interest at the rate of 7% per annum commencing upon the date of such event of default and will be convertible into shares of our common stock at a price per share that equals the lowest daily volume weighted average price per share (VWAP) during the five trading days immediately preceding the date on which the applicable conversion notice is delivered to us, but not less than 80% of the price per share in our Initial Capital Raise, provided, however, that the number of shares of our common stock issuable upon conversion of the Merger Note will not exceed 19.99% of the number of our outstanding shares of common stock without shareholder approval if our common stock is then listed on a National Stock Exchange. As we do not believe we will have sufficient liquidity and capital resources to pay the Merger Note in full when due, as well as to restructure our joint and several debt obligations, we believe we will have to sell additional equity or debt securities prior to the maturity date of the Merger Note to pay or refinance the Merger Note when due. However, as Prateek Gattani, our Chairman of the Board following the Merger, is also the Chief Executive Officer and controlling stockholder of IDC, we also believe we will be able to negotiate an extension of the Merger Note if we are unable to pay it in full at maturity. An event of default under the Merger Note may result in an additional event of default under the Revolver and our other indebtedness for borrowed funds.
On September 10, 2024 the Company entered into Amendment No 1 to the Convertible Promissory Note (“Amendment 1 to the Merger Note”) which extended the maturity date to the earlier of March 31, 2026 or the completion of at least a $40 million capital raise. Amendment 1 to the Merger Note was treated as a modification after the Company’s analysis according to ASC 470 and as such, the Company is deferring the $300,000 amendment fee and will amortize as an adjustment to interest expense over the remaining term using the effective interest method.
Interest Expense
Total interest expense is comprised of a cash and non-cash component as described in the debt arrangements described above.
For the three and nine months ended September 30, 2024 total interest expense totaled $1,472,564 and $10,494,818, respectively. For the three and nine months ended September 30, 2023 total interest expense totaled $4,887,247 and $12,610,280, respectively. Total cash paid for interest for the three and nine months ended September 30, 2024 totaled $1,386,833 and $5,437,928, respectively, and $3,881,382 and $9,021,326 for the three and nine months ended September 30, 2023, respectively, with the remaining portion of the interest expense as non-cash due to the PIK interest and change in values of the accrued interest liability and amortization of deferred financing costs.
Assessment of Liquidity Position
Lyneer has assessed its liquidity position as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the total committed resources available were as follows:

	September 30, 2024	December 31, 2023
Cash and Cash Equivalents	$1,397,760	$1,352,927
Committed Liquidity Resources Available:
Short-term Revolving Credit Facility	(11,682,375)	(22,518,585)
Total Committed Resources Available	$(10,284,615)	$(21,165,658)
As noted above under the caption Liquidity and Capital Resources, pursuant to the Forbearance Agreement, following the payment of the Merger Note, Lyneer intends to replace its obligations under the Revolver with a new revolving credit facility with a borrowing capacity of up to $60,000,000. Lyneer believes the borrowing capacity under such new credit facility, its cash flow from operations and the available net proceeds from the Merger will provide sufficient liquidity and capital resources to conduct its planned operations for at least one year.
Refer To Note 3: Summary of Significant Accounting Policies, Liquidity.

Related Party Transactions
Transactions with Lyneer Management Holdings LLC (“LMH”)
LMH is owned by Lyneer’s Chief Financial Officer, James Radvany, and its Chief Executive Officer, Todd McNulty, each of whom owns 44.5% of LMH. On November 15, 2022, Lyneer and IDC as co-borrowers issued Year 1 Earnout Notes to LMH with total balances of November 15, 2022. The balance of the Year 1 Earnout Notes payable to LMH was $0 and $5,127,218 as of September 30, 2024 and December 31, 2023, respectively. On January 16, 2024, Lyneer and IDC as co-borrowers issued Year 2 Earnout Notes to LMH with total balances of $2,013,041. The balance of the Year 2 Earnout Notes payable to LMH was $0 for both September 30, 2024 and December 31, 2023.
The principal balance of the combined Earnout Notes payable to LMH was $0 and $5,127,218 as of September 30, 2024 and December 31, 2023, respectively, and was included in “notes payable, current” on the accompanying consolidated balance sheets. Interest expense incurred on the Earnout Notes to LMH totaled $347,766 and $236,457 for the nine months ended September 30, 2024 and 2023, respectively.
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
Lyneer and IDC file consolidated income tax returns in certain states. In connection with this arrangement, Lyneer has recorded a liability payable to IDC for taxes payable by IDC, which represent taxes attributable to Lyneer’s operations included on consolidated state and local income tax returns filed by IDC. These amounts are calculated by determining Lyneer’s taxable income multiplied by the applicable tax rate. These amounts totaled $543,547 and $522,472 as of September 30, 2024 and December 31, 2023, respectively, and are included in “due to related parties” on the accompanying consolidated balance sheets.
Total amounts payable to IDC, including the above IDC taxes payable, amounted to $2,833,169 and $4,384,178 on September 30, 2024 and December 31, 2023, respectively, and are included in “due to related parties” on the accompanying consolidated balance sheets. There are no formalized repayment terms.
On June 18, 2024, the Company entered into a $35,000,000 Merger Note with IDC. Additionally, IDC was issued 25,423,729 shares of the Company’s common stock at a market value of $2.36 per share, or $60,000,000 in the aggregate. The Merger Note was subsequently amended on September 12, 2024, extending the term of the Merger Note extended until the earlier of (a) March 31, 2026; or (b) completion of debt or equity offerings by the Company in which the Company receives gross proceeds of at least forty million ($40,000,000) dollars.
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

Intangible Assets
The Company’s identifiable intangible assets as of September 30, 2024 and December 31, 20233 consisted of customer relationships and tradenames and were initially recognized as a result of the Transaction and represent definite lived intangible assets. The Company does not currently have any indefinite lived intangible assets. Intangible assets are amortized using the straight-line method over their estimated useful lives.
In accordance with the accounting standard for the impairment or disposal of long-lived assets under ASC 360, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable (i.e., information indicates that an impairment might exist).
For long-lived assets to be held and used, the Company recognizes an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. For the nine months ended September 30, 2024 and the year ended December 31, 2023 no impairments were recognized on our intangible assets.
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
Prior to the Merger, we were a private company and had limited accounting and financial reporting personnel with which to address our internal controls and related procedures. Our management concluded that as of September 30, 2024, our internal control over financial reporting was not effective, and that material weaknesses existed in the areas of accounting for complex financial transaction or non-routine transactions. We currently consult with third-party experts to overcome this weakness. Additionally, we had a material weakness related to segregation of duties in finance and accounting. Due to our limited accounting and financial reporting personnel, we have ineffective controls over the period end financial disclosure and reporting process.

We have plans to implement measures designed to improve our internal control over the financial reporting process and plan to implement them in the first quarter of 2025.
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
Aguilar, et al v Lyneer Staffing Solutions, et al Docket No. MID-L-3595-21 (Middlesex County Superior Court NJ)
On June 16, 2021, a complaint was filed in the Superior Court of New Jersey Law Division, Middlesex County. The complaint alleges a former minor employee (who obtained employment by providing false information) was injured on October 15, 2020, at the Co-Defendant’s worksite. Mediation was unsuccessful, and the matter is now listed for trial on January 17, 2025. The Company’s employer’s liability insurance carrier and workers compensation carrier have now issued a reservation of rights and entered an appearance and appointed counsel to defend the Company’s interests in the case. A settlement conference was held on August 28, 2024, but was unsuccessful. Trial has been set for this matter to begin on January 27, 2025.
Item 1a. Risk Factors
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995.In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from results expressed or implied in this Quarterly Report on Form 10-Q. These forward-looking statements include, but are not limited to, statements about:
•our expectations regarding the market size and growth potential for our business;
•our ability to refinance our outstanding indebtedness in a timely manner to avoid a future default;
•our ability to generate sustained revenue or achieve profitability;
•the pricing and expected gross margin for our services;
•the expected benefits and synergies of the Merger;
•the expected financial condition, results of operations, earnings outlook and prospects of our Company, Lyneer and the combined company, including any projections of sales, earnings, revenue, margins or other financial items;
•the ability of the new management team to execute our business plan;
•our’s and Lyneer’s business strategies and goals;
•any statements regarding the plans, strategies and objectives of management for future operations;
•any statements regarding future economic conditions or performance;
•all assumptions, expectations, predictions, intentions or beliefs about future events;

•changes in applicable laws, regulations or permits affecting our, Atlantic’s or Lyneer’s operations or the industries in which each appears;
•general economic and geopolitical conditions;
•our competitive position; and
•our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing as necessary.
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
Atlantic has reported a net loss of $66,828,192 for the nine-month period ended September 30, 2024 and net losses of $15,252,020 and $3,221,058 for the years ended December 31, 2023 and 2022, respectively. The consolidated financial statements of Lyneer since August 31, 2021 reflect the post-acquisition activity of Lyneer since its acquisition by IDC. The loss for the nine-months ended September 30, 2024, resulted primarily from: (i) selling, general and administrative costs of $46,045,754 due primarily to higher transaction costs related to the Merger, (ii) $43,000,000 of stock based compensation paid to the stockholders of Atlantic Acquisition Corp. for advisory services in connection with the Merger and (iii) $15,893,220 related to a potential settlement for legacy stockholders and stock compensation expense related to third parties as advisors to the Company. There can be no assurance that Lyneer will operate profitably in the future.

Lyneer has a significant amount of debt obligations and its failure to restructure or pay such obligations when due could have a material adverse impact on Lyneer’s financial condition and long-term viability.
In addition to the Merger Note to IDC, in the principal amount of $35 million, at the closing of the Merger, Lyneer’s existing debt obligations currently include all of the debt obligations of IDC as a co-borrower as all of the loan arrangements entered into by Lyneer and IDC provide that such parties are jointly and severally liable for the full amount of the indebtedness. While Lyneer is legally jointly and severally liable for IDC’s debt obligations, as of the date of the Merger, the Company deconsolidated its joint and several debt obligations as it is reasonably probable that IDC has the ability to repay their portion. At September 30, 2024, such indebtedness totaled approximately $104,045,357. The joint indebtedness of Lyneer and IDC is made up of a revolving credit facility and a term loan from their senior lenders and promissory notes that are payable to the two prior owners of Lyneer. Currently, and until such obligations are either repaid in full or restructured by the lenders to release Lyneer as an obligor on such indebtedness, if IDC cannot, or does not, repay any portion of the debt owed by IDC, Lyneer could be responsible for repaying all of the outstanding obligations and Lyneer’s current operations are not expected to be sufficient to make all of the necessary payments. Pursuant to an Allocation Agreement dated as of December 31, 2023, IDC agreed with Lyneer to assume responsibility for all payments under the term loan and the promissory notes payable to the two prior owners of Lyneer (the “Assumed Debt”), and all but $42,778,061 that was outstanding under the revolving credit facility as of September 30, 2024. However, until such time as Lyneer’s joint and several debt obligations are restructured, the agreement of IDC to assume all but Lyneer’s $42,778,061 of the joint indebtedness is being given effect solely for accounting purposes, although Lyneer will remain a joint and several obligor on such indebtedness and will be obligated to pay such indebtedness if IDC does not do so.
In addition, under the Allocation Agreement, IDC and Prateek Gattani, IDC’s Chief Executive Officer and our Chairman of the Board, have agreed for IDC to work with Lyneer to implement a plan to refinance or otherwise satisfy the Assumed Debt and to restructure their revolving credit facility with current credit availability of up to $60,000,000 for which Lyneer is currently jointly and severally liable with IDC so that Lyneer will be obligated for only its portion under the facility. Lyneer intends to enter into a new revolving credit facility with its current lender or a new lender that will be supportable by Lyneer’s stand-alone borrowing base and is expected to be on terms similar to those of the existing agreement. It is contemplated that the new credit facility will provide credit availability to Lyneer of up to $60,000,000 and will replace Lyneer’s remaining obligations under the existing revolving credit facility. However, there can be no assurance that Lyneer will be able to support its continuing indebtedness, to generate revenues sufficient in amount to enable us to pay our indebtedness under the Merger Note, or to repay or refinance any such indebtedness when due. Lyneer’s failure to comply with its obligations under its existing indebtedness following the Merger, or to repay or refinance such indebtedness when due, including our indebtedness under the Merger Note, would likely have a material adverse impact on our financial condition and long-term viability.
Lyneer will remain jointly and severally liable for the Assumed Debt until such indebtedness is restructured to remove Lyneer as an obligor or such indebtedness is paid in full.
As described in the previous risk factor, notwithstanding the deconsolidation of debt for accounting purposes, Lyneer will remain legally jointly and severally liable as a co-borrower with IDC on all loan arrangements for which they are now jointly liable until such time as such loan arrangements are restructured or paid in full. The assets of Lyneer have been pledged to the senior lender under the revolving credit facility and, in connection with the closing of the Merger, were pledged to the lender under the term loan our equity interests in Lyneer, our sole operating subsidiary, as collateral for the repayment of such loan. In the event Lyneer or IDC is unable to restructure or repay their joint and several indebtedness by September 30, 2024, or there occurs any other event of default under the revolving credit facility or the term loan, including, but not limited to, completion of an Initial Capital Raise (as defined) by September 15, 2024, the lenders under the revolving credit facility and the term loan will be able to foreclose upon the equity and assets of Lyneer, which could result in a loss of your investment. As of November 14, 2024, the September 15th and 30th dates have passed without being fulfilled; however, the respective lenders are working with Lyneer and have given no indication that they intend to default Lyneer. Notwithstanding the fact that IDC and Prateek Gattani have agreed to repay the joint and several indebtedness under the Allocation Agreement, in the event that IDC cannot or will not repay any of such indebtedness, Lyneer may be required to make such payments. In such event, IDC would then be required to repay Lyneer for the amounts paid on IDC’s behalf. The failure of IDC to either restructure the existing joint and several obligations to remove Lyneer as a co-borrower and/or to repay the joint and several indebtedness could have a material adverse impact on Lyneer’s financial condition and its long-term viability and the market price of our common stock and there is no guarantee that the lenders will continue to work with the Company amicably.

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
On August 12, 2024, IDC and Lyneer entered into new limited consent and forbearance agreements with the lenders under which the lenders agreed, to waive all existing events of default and to forbear from exercising their rights and remedies and any Initial Capital Raise with respect to such events of default through September 30, 2024. However, if we are unable to complete an Initial Capital Raise of at least $20 million prior to September 15, 2024, or there occurs any other event of default under the revolving credit facility or the term loan, IDC and Lyneer will again be in default under their revolving credit facility and the note obligations, which would likely have a material adverse effect on Lyneer’s financial condition and long-term viability. As of November 14, 2024, the September 15th and 30th dates have passed without being fulfilled; however, the respective lenders are working with Lyneer and have given no indication that they intend to default Lyneer. Even if IDC pays in full the term loan and the promissory notes payable to the prior sellers of Lyneer and Lyneer is successful in restructuring its obligations under the revolving credit facilities, there can be no assurance that all conditions subsequent will be satisfied and that Lyneer will be able to comply with all of its obligations under such credit facilities. Any failure on the part of Lyneer to comply with its obligations under the credit facilities could result in a default which would be expected to have a material adverse impact on Lyneer’s financial condition and its long-term viability and there is no guarantee that the lenders will continue to work with Lyneer amicably. See Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General Risks Affecting Our Business
We will be required to raise additional funds prior to the maturity date of the Merger Note to repay such note and our other outstanding indebtedness and to support our future capital needs.
We believe our cash on hand and cash generated from operations, will not be sufficient to pay the Merger Note and our other outstanding indebtedness in full when due and to fund our ongoing operations. As stated above, Lyneer has been in default under its principal credit facilities and outstanding promissory notes and any future defaults by Lyneer under its credit facilities could have a material adverse impact on Lyneer’s financial condition and long-term viability. Under the forbearance agreements dated August 12, 2024, we are required to seek at least $20 million future financing prior to September 15, 2024, and on or before September 30, 2024, to restructure the outstanding indebtedness that is the subject of such forbearance agreements. In addition, we are required to seek additional financing prior to September 30, 2024, the original maturity date of the Merger Note, to repay the Merger Note when due. Thereafter, we will be required to seek financing to pay or refinance our other outstanding indebtedness. As of November 14, 2024, the September 15th and 30th dates have passed without being fulfilled; however, the respective lenders are working with Lyneer and have given no indication that they intend to default Lyneer; however, there can be no guarantee that the lenders will continue to work with Lyneer amicably.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
An aggregate of 48,728,813 restricted shares of common stock were issued on June 18, 2024 in connection with the Merger and reported on Form 8-K filed with the SEC on July 25, 2024.
Item 3. Defaults Upon Senior Securities.
None.
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
*Filed with this Report.
**Schedules, exhibits and similar supporting attachments to this exhibit are omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
(1)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on June 6, 2024.
(2)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on June 18, 2024.
(3)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on June 25, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic International Corp.

Date:	November 14, 2024	By:	/s/ Chris Broderick
Chris Broderick
Chief Financial Officer