Form 10-K
period 2024-12-31
ATLANTIC INTERNATIONAL CORP.
filed 2025-03-28
CIK 1605888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from_______ to _______
Commission file number 001-40760
__________________________________________________
ATLANTIC INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)
__________________________________________________

Delaware	46-5319744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

270 Sylvan Avenue, Suite 2230

Englewood Cliffs NJ	07632
(Address of principal executive offices)	(Zip Code)
(201) 899-4470
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	ATLN	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 24, 2025, 62,415,686 shares of the common stock, $0.00001 par value, of the registrant were outstanding.
State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity , as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of June 28, 2024, 44,024,715 shares of common stock, $0.00001 par value, of the registrant were outstanding and 9,831,152 shares were held by non-affiliates with a market value of $58,986,912, at $6.00 per share.

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
Unless the context otherwise requires, references to the “Company,” “Lyneer,” the “combined organization,” “we,” “our” or “us” in this Annual Report on Form 10-K refer to Lyneer and its subsidiaries prior to completion of the Merger and to Atlantic International Corp. and its subsidiaries after completion of the Merger. In addition, references to “SeqLLC” refer to the registrant prior to the completion of the Merger.
The Merger has been accounted for as a reverse capitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under this method of accounting, Lyneer was deemed to be the accounting acquirer for financial reporting purposes. Following the Merger, the business conducted by Lyneer became the Company’s primary business.
Promptly following the Closing, (i) the legacy business and assets of SeqLL were sold, transferred and assigned to SeqLL Omics Inc, a newly-formed private entity (“Newco”) pursuant to the asset purchase agreement dated as of May 29, 2023 (the “Asset Purchase Agreement”) and (ii) SeqLL’s existing cash on hand as of the Closing Date, less withholding taxes and any other obligations due under the Asset Purchase Agreement (or any amount withheld for such taxes or other pre-Closing Expenses under the Asset Purchase Agreement) were retained by SeqLL and not transferred under the Asset Purchase Agreement to SeqLL Omics, Inc.
Except as otherwise noted, references to “common stock” in this report refer to common stock, $0.00001 par value per share, of the Company.
ii

PART I
Item 1. Business
Overview
Atlantic was formed in Delaware on October 6, 2022 as a special purpose vehicle to acquire control of a publicly-traded company. On June 18, 2024 Atlantic completed the acquisition (the “Merger”) of Lyneer Investments LLC and its operating subsidiaries, including Lyneer Staffing Solutions, LLC (collectively, “Lyneer”) and its business operations, which became the principal business operations of our company.
The management team of Atlantic has over 150 combined years of specific corporate management and investment banking experience. Atlantic’s management has developed long-standing relationships in the institutional investment arena to raise capital for publicly-listed entities to expand and up-list to a national securities exchange. This has, in turn, created liquidity and higher valuations for these previous companies.
On the Merger date, our corporate headquarters became located at 270 Sylvan Avenue, Suite 2230, Englewood Cliffs, New Jersey 07632. Our main telephone number at that address will be (201) 899-4470, and our website address is www.atlantic-internationl.com.
Business Model and Acquisition Strategy
Atlantic is a high-growth U.S.-based outsourced services and workforce solutions company with management who have a more than 25-year operating record. Based on their knowledge of the industry, Atlantic’s management believes that through its mergers and acquisitions strategy, Atlantic expects to build a global staffing organization that redefines the way companies grow professional teams. Its mission is to leverage new technologies and business partnerships to create streamlined hiring processes that resolve the challenges of modern-day employment economics. Accordingly, Atlantic is actively engaged in discussions and negotiations with multiple acquisition targets that complement Atlantic’s core business strategy. In addition, Atlantic’s strategic direction will be enhanced by a program that will extend Lyneer’s breadth of services to its broad national reach in a number of complementary areas. Atlantic has identified and is focusing on a number of high-demand fields, in particular, the medical, legal and financial services fields. Atlantic is in the process of investigating a number of opportunities for acquisitions of staffing companies that operate in these identified sectors.
Atlantic’s corporate acquisition strategy is premised on the seamless consolidation and integration of technology and back-office infrastructure, coupled with performance improvements and value creation. Its core thesis is designed to assist its client companies in the transformation of stagnation into growth to achieve sustainable results through their most important asset: people. Atlantic’s goal is to create a business designed to deliver to its clients targeted industry talent at speed and scale while also growing the pool of in-demand talent for this same constituency. Atlantic’s recruiters will provide specific and data-driven guidance, development, training, and access to jobs. It believes this approach is particularly applicable in several growth sectors, including legal and financial services, technology, and healthcare. The current climate of industry fragmentation and overall economic uncertainty create a moment that Atlantic believes is ripe for strategic consolidation. Atlantic intends to aggressively engage in this “M&A” strategy and to take advantage of the synergies and opportunities created by this congruence of events. By advantageously augmenting Lyneer’s existing significant capabilities through acquisition, Atlantic believes Lyneer will create material margin improvement.
Moreover, Atlantic has commenced implementation of a detailed acquisition strategy that it believes will rapidly accelerate its growth, thus increasing and maximizing shareholder value. Atlantic plans to pursue “cornerstone acquisitions” and is focusing on targets with robust profits, diverse client bases, large national/large regional coverage in contract/permanent staffing, executive search, recruitment process, and outsourcing. In order to meet its “cornerstone acquisition” criterion, a company is expected to have over $50,000,000 in revenue and EBITDA margins of no less than 10%. In addition, Atlantic plans to pursue “tuck-in” acquisitions with a focus on acquiring high-margin niche staffing companies that can benefit from the synergies of a larger organization with increased penetration. Under its “tuck-in” program, Atlantic intends to acquire smaller profitable companies in business segments consistent with its larger anchor organizations.
Atlantic plans to integrate companies and maximize synergies and economics to improve sales and lower operating costs, while, at the same time, continuing to focus and expand on its acquisition strategy of high-margin profitable outsourced services and workforce solution providers.

Atlantic currently is in discussions and negotiations with multiple prospects and any such acquisitions are subject to the completion of due diligence and the negotiation and execution of final agreements. These prospects are representative of the types of companies and verticals that Atlantic is actively pursuing and underscore the opportunity for Atlantic to expand its footprint in lucrative markets with great demand for professionals and skilled workforce. Atlantic believes that the need for these services in these markets is becoming acute. Atlantic also believes that it is well positioned to execute on its acquisition plan. Should the proposed acquisitions be consummated, Atlantic will greatly increase its capabilities in the prime financial services and thriving healthcare support services vertical.
Staffing 360 Acquisition
On November 1, 2024, as amended on January 7, 2025, Atlantic, Staffing 360 Solutions, Inc. a Delaware corporation (“STAF”), and A36 Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company entered into an Agreement and Plan of Merger (the “Staffing 360 Merger Agreement”), pursuant to which Merger Sub would merge with and into STAF, with STAF surviving as a wholly-owned subsidiary of the Company (the “Staffing 360 Merger”). Subject to the terms and conditions of the Staffing 360 Merger Agreement, upon completion of the Staffing 360 Merger, Atlantic would acquire all outstanding shares of STAF’s common stock. On February 26, 2025, Atlantic sent a notice of termination to STAF pursuant to the terms and conditions of the Staffing 360 Merger Agreement.
The Staffing 360 Merger agreement required STAF to execute and/or deliver: “a signed agreement between the Internal Revenue Service and Company [i.e., STAF] concerning the terms of settlement mutually agreeable to Atlantic” (Emphasis Added). Without the Company’s knowledge, STAF entered into agreements with the Internal Revenue Service that were not agreeable to Atlantic. STAF materially failed to satisfy the terms of the Staffing 360 Merger Agreement and has done so in a manner that cannot be cured. Accordingly, this was a material breach of the covenant and agreement set forth in the Staffing 360 Merger Agreement to deliver: “a signed agreement between the Internal Revenue Service and Company (i.e., STAF) concerning the terms of settlement mutually agreeable to Atlantic.”
Finally, STAF has failed to demonstrate compliance under the Staffing 360 Merger Agreement, namely to (i) operate the Business in the ordinary course in all material respects and (ii) use commercially reasonable efforts to preserve intact the business organization, assets, properties and material business relations of STAF, both as reflected by STAF’s failure to satisfy its obligations and maintain its material business relations, among other reasons.
General
Lyneer, through its operating subsidiaries, primarily Lyneer Staffing Solutions, is a national strategic staffing firm servicing the commercial, professional, finance, direct placement, and managed service provider verticals. The firm was formed under the principles of honesty and integrity, and with the view of becoming the preferred outside employer of choice. Since its formation in Lyneer has grown from a regional operation to a national staffing firm with offices and geographic reach across the United States.
Lyneer’s management believes, based on their knowledge of the industry, that Lyneer is one of the prominent and leading staffing firms in the ever-evolving staffing industry. Lyneer, headquartered in Lawrenceville, New Jersey, has over 100 total locations and approximately 300 internal employees. Its management also believes that Lyneer is an industry leader in permanent, temporary and temp-to-perm placement services in a wide variety of areas, including, but not limited to, accounting & finance, administrative & clerical, hospitality, IT, legal, light industrial and medical fields. Its deep expertise and extensive experience have helped world class companies revolutionize their operations, resulting in greater efficiency and streamlined processes. Its comprehensive suite of solutions covers all aspects of workforce management, from recruitment and hiring to time and attendance tracking, scheduling, performance management, and predictive analytics. Lyneer takes a personalized approach to each client, working closely with them to understand their unique needs and develop a tailored roadmap for success. In addition, Lyneer offers a comprehensive range of recruiting services, including temporary and permanent staffing, within the light industrial, administrative, and financial sectors. Its services are designed to meet each client’s needs, including payroll services and vendor management services/managed service provider solutions. Its extensive network of offices and onsite operations provide local support for its clients, while its national presence gives Lyneer the resources to tackle even the most complex staffing needs. With a focus on integrity, transparency and customer service and a commitment to results over a 25-year period, management believes Lyneer has earned a reputation as one of the premier workforce solutions partners in the United States.

National Presence
Nation-wide Support
Lyneer By the Numbers:

Employees Annually	Clients	Experience
60,000+	1,200+ (and growing)	25+ years of industry experience
At Lyneer, management understands that finding the perfect candidate starts before the job requisition even comes in. Lyneer employs the strategy of proactive recruitment to build a pipeline of pre-vetted candidates for order fulfilment. Lyneer’s client mix consists of both small- and medium-size businesses, and large national and multinational client relationships. Client relationships with small- and medium-size businesses are based on a local or regional relationship, and tend to rely less on longer-term contracts, and the competitors for this business are primarily locally owned businesses. Comprising over 60% of Lyneer’s revenue base, the large national and multinational clients, on the other hand, will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to local managers. As a result, employment services firms with a large network of offices compete most effectively for this business, which generally has agreed-upon pricing or mark-up on services performed.
Lyneer Service Offerings
Lyneer’s client contracts can be highly customized and generally provide for hiring, administration and benefit services. The contracts are typically for a term of one to two years and are automatically renewable; however, the client may terminate the agreement for convenience at any time, subject to any accrued payment obligations. The contracts also typically provide the candidate attributes necessary for a successful candidate. Lyneer’s client contracts generally include standard payment terms that are acceptable in each of the states and cities in which Lyneer operates. The payment terms vary by the type and location of Lyneer’s clients and the services offered. While all customers are invoiced weekly and payment terms vary, the majority of Lyneer’s customers have payment terms of 30 days; however the Company may extend to 150 days from the invoice date. Customers are assessed for credit worthiness at the commencement of an engagement through a credit review, which is considered in establishing credit terms for individual customers. Revenues that have been recognized but not invoiced for temporary staffing customers are included in “unbilled accounts receivable” on Lyneer’s consolidated balance sheets and represent a contract asset under ASC 606. Terms of collection vary based on the customer; however payment generally is due within 30 days.
Temporary Placement
This model offers staffing services in its most basic form while providing Lyneer’s clients with the in-depth knowledge Lyneer brings to the process and its deep breath of candidates. These engagements are usually definitive in time and generally do not exceed a year in engagement.
Lyneer invoices its clients for temporary placement services concurrently with each periodic payroll that coincides with the services provided. Most engagement professionals placed on assignment by Lyneer are actually Lyneer’s employees while they are working on assignments. Lyneer pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits that are part of the costs model billed to the clients.

Direct Hire & Permanent Placement
Direct hire and permanent placement services are traditional workplace placement services through which Lyneer seeks qualified candidates to help a client grow its permanent staff. Permanent placement contracts with customers are primarily recognized when employment candidates accept offers of permanent employment and begin work for Lyneer’s customers. Certain of Lyneer’s permanent placement contracts contain a 30-day guarantee period in which the client can “test drive” the candidate in order to insure a “good fit.” In the event a candidate voluntarily leaves or is terminated for cause prior to the completion of 30 days of employment, Lyneer will provide a replacement candidate at no additional cost, as long as the placement fee is paid within 30 days of the candidate’s start date. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement talent solutions services are charged to employment candidates, regardless of whether the candidate is placed.
Vendor Management Services and Managed Service Provider Support
Lyneer’s managed service programs have a track record of success supporting large-scale vendor management services programs.
Lyneer’s managed services programs combine advanced technology, deep functional and sector expertise, and operational excellence for knowledge-intensive processes across the client’s enterprise. Lyneer offers the services in various packages — with predictable costs, any-shore delivery, and the option to flex up or down to meet fast-changing needs.
Verticals That Lyneer Services
Lyneer’s team represents a broad range of skilled professional candidates that Lyneer can call upon to fill the needs of its clients. Lyneer’s recruiters use their years of experience, instinct and industry expertise to make sure the correct candidate is selected for the right position. Lyneer acts as a trusted consultant assisting with recruiting, screening and placing candidates and then monitoring their progress and the client’s satisfaction to ensure that the candidates perform at the highest level. In particular, Lyneer’s expertise extends in the following verticals:
•Accounting & Finance — Accountants, controllers, accounts receivables, accounts payables, accounting clerks, audit
•Customer Service — Call centers, customer service representatives, retail, marketing, product development
•Hospitality — Room attendants, bartenders, housekeepers, front end services, food attendants, service
•Professional & Medical — Legal professionals, attorneys, paralegals, lab technicians, phlebotomists
•Light Industrial — Warehouse, pick/pack, distribution, manufacturing, packaging, retail setup, retail support services, mail sort and distribution
With an expansive database that is revitalized by its clients daily, Lyneer effectively evaluates its candidates’ skills to make the right match for the client and the candidate. Lyneer acts as a consultant; Lyneer’s experienced recruiters provide resume editing, career counselling and interview preparation to make a candidate stand out.
Lyneer knows its clients’ needs and its candidates’ capabilities and therefore attempts to find solutions that work.
Lyneer’s Competitive Advantages
Lyneer’s management believes that Lyneer has the following competitive advantages (see “Atlantic Business Model and Acquisitions Strategy”):
•Industry Leading Management — Assembled management expertise across all company disciplines and offerings consisting of established industry leaders, as well as business founders.
•Integrated Services — An integrated business model allows our business systems to enable a holistic view of our client, its data, and the organizational health. It creates a better customer experience and improves internal workflow.
•Category Experience — Accounting & finance, administrative & clerical, hospitality, IT, legal, light industrial and medical fields.

•Results Driven — Each of Lyneer’s staffing experts is specially trained to unite the right talent with the right position creating a mutually beneficial relationship between client and employee.
•One Stop Comprehensive Outsourced Services and Workforce Solution Support Model — Lyneer’s extensive network of offices and onsite operations provide local support for its clients, while its national presence gives us the resources to tackle even the most complex staffing needs.
•Client Base — Blue-chip clients with long-term relationships with Lyneer.
Market Conditions and Opportunity
Start-up costs for an outsourced services and workforce solutions company are very low. Individual offices can be profitable, but consolidation is driven mainly by the opportunity for large agencies to develop national relationships with big customers. Some agencies expand by starting new offices in promising markets, but most prefer to buy existing independent offices with proven staff and an existing customer roster.
Temporary workers have become such a large part of the workforce that staffing company employees often work at the customer’s site to recruit, train, and manage temporary employees. Lyneer has a number of onsite relationships with its customers. Staffing companies try to match the best qualified employees for the customer’s needs, but often provide additional training specific to that company, such as instruction in the use of proprietary software.
Some personnel consulting firms and human resource departments are increasingly using psychological tests to evaluate potential job candidates. Psychological or liability testing has gained popularity, in part, due to recent fraud scandals. In addition to stiffer background checks, headhunters often check the credit history of prospective employees.
Lyneer’s management believes the trends of outsourcing entire departments and dependence on temporary and leased workers will expand opportunities for outsourced services companies. Taking advantage of their expertise in assessing worker capabilities, some companies manage their clients’ entire human resource functions. Human resources outsourcing may include management of payroll, tax filings, and benefit administration services. Human resources outsourcing may also include recruitment process outsourcing, whereby an agency manages all recruitment activities for a client.
New online technology is improving staffing efficiency. For example, some online applications coordinate workflow for staffing agencies, their clients and temporary workers, and allow agencies and customers to share work order requests, submit and track candidates, approve timesheets and expenses, and run reports. Interaction between candidates and potential employers is increasingly being handled online.
Initially viewed as rivals, some Internet job-search companies and traditional employment agencies are now collaborating. While some Internet sites do not allow agencies to use their services to post jobs or look through resumes, others find that agencies are their biggest customers, earning the sites a large percentage of their revenue. Some staffing companies contract to help client employers find workers online. Additionally, data supports the growing need for services in the key verticals Lyneer has identified:
•The U.S. Bureau of Labor Statistics anticipates approximately 6% growth yearly and about 9,600 open positions annually through 2031 as is the demand for licensed and vocational nurses.
•The Association of American Medical Colleges estimates that the country’s rapidly-increasing demand for physicians over the next 15 years will outpace its supply, leading to a shortage of between 37,800 and 124,000 physicians by 2034, according to the report, The Complexities of Physician Supply and Demand: Projections from 2019-2034. That shortage includes shortfalls of 17,800 to 48,000 primary care physicians and 21,000 to 77,100 specialists.
•According to the Massachusetts Medical Society, there are renewing concerns about the stability of the state’s health care workforce. More than half of the almost 600 doctors surveyed said they had already cut back on time with patients — or were likely to do so. Other jurisdictions face similar dilemmas.
•In a 2021 report by Thomson Reuters, the use of Alternative Legal Service Providers (ALSPs) in the United States showed a high market penetration with E-Discovery being the dominant service sought by law firms. According to the report, the alternative legal service providers market is currently valued at $14 billion.
•According to a 2022 survey from Deloitte, 82.4% of hiring managers for accounting and financial roles at public companies admit to struggling with talent retention, and 68.9% of hiring managers at private companies say the same, thus creating a need to work hard to attract and retain top talent.

Scalable Model to Fit Business Needs
Lyneer’s services can be scaled up or down to meet the needs of medium and large clients or clients with disparate locations.
Staffing & Recruitment — A consistent team effort to support the forecasts of Lyneer’s clients and meet their staffing needs.
Program Management — Lyneer manages its program with individual clients to meet the client’s business needs and manages and maintains such a detailed program on an ongoing basis with the client and closely monitored by staff throughout the entirety of the business relationship.
Data Management — Lyneer implements custom database solutions for each client, which helps it track usage throughout the entirety of the business platform and other critical variables.
Continuous Improvement — Lyneer maintains consistent lanes of open communication with clients and stakeholders. Lyneer’s continual maintenance of client relationships allows Lyneer to better understand the needs of its client partners and also increases workplace productivity.
Technology Leveraging — Lyneer utilizes the latest technology to leverage its services, including artificial intelligence (“AI”), which is providing companies with an efficient way to reduce the time they spend on the recruitment process while still ensuring that they hire quality candidates. AI and other technologies help reduce recruitment times by leveraging automation for certain aspects of the job search process.
Customers
Lyneer has one client that represented approximately 16% of both Lyneer’s 2024 and 2023 revenues. The client’s contract with Lyneer consists of a master service agreement (“MSA”) for temporary employee services with various customer locations entering into separate service annexes. None of these locations has exceeded 5% of the revenue associated with the client. The current term of the MSA expires in January 2026 and automatically renews for one-year subsequent terms. However, the client may terminate the agreement for convenience at any time, subject to any accrued payment obligations.
Lyneer’s workforce solutions business is generally more active in the first and fourth quarters of a calendar year when certain professional services are in greater demand. Lyneer conducts business under various federal, state, and local government contracts. One customer comprises 16% of total services revenues in 2024, but that customer has several contracts within federal, state and local governments and no one such contract represented more than 5.0% percent of its total service revenues in 2024.
Competition
Lyneer competes in the employment services industry by offering a broad range of services, including permanent, temporary and contract recruitment, project-based workforce solutions, assessment and selection, training, career and talent management, managed service solutions, outsourcing, consulting and professional services. Lyneer’s industry is large and fragmented, comprised of tens of thousands of firms employing millions of people and generating billions of dollars in annual revenues. In most areas, no single company has a dominant share of the employment services market. The largest publicly owned companies specializing in recruitment services are The Adecco Group and Randstad. Lyneer also competes against a variety of regional or specialized companies such as Recruit Holdings, Allegis Group, Kelly Services, Manpower, Robert Half, Kforce, PageGroup, Korn/Ferry International and Alexander Mann. It is a highly competitive industry, reflecting several trends in the global marketplace such as the increasing demand for skilled people, employers’ desire for more flexible working models and consolidation among clients and in the employment services industry itself.
Government Regulations
Lyneer’s operations are subject to regulations by various federal, state, local and independent governing bodies, including, but not limited to, (a) licensing and registration requirements and (b) regulation of the employer/employee relationship, such as worker classification regulations (e.g., exempt/non-exempt classifications), wage and hour regulations, tax withholding and reporting, immigration regulations, social security and other retirement, anti-discrimination, and employee benefits and workers’ compensation regulations. Lyneer’s operations could be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll and benefits, tax and accounting, employment, worker classification and data privacy. Due to the complex regulatory environment that Lyneer operates in, Lyneer remains focused on compliance with governmental and professional organizations’ regulations. For more discussion of the potential impact that the regulatory environment could have on its financial results, refer to Item 1A – Risk Factors below for further information.
Trademarks
Lyneer maintains a number of registered trademarks, trade names and service marks in the United States. Lyneer believes that many of these marks and trade names, including Lyneer Staffing Solutions, Lyneer and Lyneer International have significant value and are materially important to its business. In addition, Lyneer maintains other intangible property rights.
Employees
Lyneer had approximately 300 full-time internal staff as of December 31, 2024. In addition, Lyneer placed approximately 60,000 engagement professionals and workers (which includes full time engagement professionals) on assignments with clients during 2024. The substantial majority of engagement professionals placed on assignment by Lyneer are Lyneer’s temporary employees while they are working on assignments. With respect to engagement professionals, Lyneer pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits. None of Lyneer’s employees is subject to a collective bargaining agreement or an employment agreement other than senior management or as required by applicable law. As described under Part III, Item 11 — Executive Compensation — Employment and Consulting Agreements, certain executives and key employees have executed employment and consulting agreements with Lyneer.
Item 1A. Risk Factors
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
Atlantic has reported a net loss of $135,479,890 for the year ended December 31, 2024 and net losses of $15,252,020 and $3,221,058 for the years ended December 31, 2023 and 2022, respectively. The consolidated financial statements of Lyneer since August 31, 2021 reflect the post-acquisition activity of Lyneer since its acquisition by IDC. The loss for the year ended December 31, 2024, resulted primarily from: (i) selling, general and administrative costs of $45,441,659 due primarily to higher transaction costs related to the Merger, (ii) $43,000,000 of stock based compensation paid to the stockholders of Atlantic Acquisition Corp. for advisory services in connection with the Merger and (iii) $52,047,957 related to a potential settlement for legacy stockholders and stock compensation expense related to third parties as advisors to the Company. There can be no assurance that Lyneer will operate profitably in the future.
Lyneer has a significant amount of debt obligations and its failure to restructure or pay such obligations when due could have a material adverse impact on Lyneer’s financial condition and long-term viability.
In addition to the Merger Note to IDC, in the principal amount of $35 million, issued at the closing of the Merger, Lyneer’s existing debt obligations currently include all of the debt obligations of IDC as a co-borrower as all of the loan arrangements entered into by Lyneer and IDC provide that such parties are jointly and severally liable for the full amount of the indebtedness. While Lyneer is legally jointly and severally liable for IDC’s debt obligations, as of the date of the Merger, the Company deconsolidated its joint and several debt obligations as it is reasonably probable that IDC has the ability to repay their portion. At December 31, 2024, such indebtedness totaled approximately $104,045,357. The joint indebtedness of Lyneer and IDC is made up of a revolving credit facility and a term loan from their senior lenders and promissory notes that are payable to the two prior owners of Lyneer. Currently, and until such obligations are either repaid in full or restructured by the lenders to release Lyneer as an obligor on such indebtedness, if IDC cannot, or does not, repay any portion of the debt owed by IDC, Lyneer could be responsible for repaying all of the outstanding obligations and Lyneer’s current operations are not expected to be sufficient to make all of the necessary payments. Pursuant to an Allocation Agreement dated as of December 31, 2023, IDC agreed with Lyneer to assume responsibility for all payments under the term loan and the promissory notes payable to the two prior owners of Lyneer (the “Assumed Debt”), and all but $42,508,379 that was outstanding under the revolving credit facility as of December 31, 2024. However, until such time as Lyneer’s joint and several debt obligations are restructured, the agreement of IDC to assume all but Lyneer’s $42,508,379 of the joint indebtedness is being given effect solely for accounting purposes, although Lyneer will remain a joint and several obligor on such indebtedness and will be obligated to pay such indebtedness if IDC does not do so.
In addition, under the Allocation Agreement, IDC and Prateek Gattani, IDC’s Chief Executive Officer and our Chairman of the Board, have agreed for IDC to work with Lyneer to implement a plan to refinance or otherwise satisfy the Assumed Debt and to restructure their revolving credit facility with current credit availability of up to $60,000,000 for which Lyneer is currently jointly and severally liable with IDC so that Lyneer will be obligated for only its portion under the facility. Lyneer intends to enter into a new revolving credit facility with its current lender or a new lender that will be supportable by Lyneer’s stand-alone borrowing base and is expected to be on terms similar to those of the existing agreement. It is contemplated that the new credit facility will provide credit availability to Lyneer of up to $60,000,000 and will replace Lyneer’s remaining obligations under the existing revolving credit facility. However, there can be no assurance that Lyneer will be able to refinance its credit facility or support its continuing indebtedness, to generate revenues sufficient in amount to enable us to pay our indebtedness under the Merger Note, or to repay or refinance any such indebtedness when due. Lyneer’s failure to comply with its obligations under its existing indebtedness following the Merger, or to repay or refinance such indebtedness when due, including our indebtedness under the Merger Note, would likely have a material adverse impact on our financial condition and long-term viability.
Lyneer will remain jointly and severally liable for the Assumed Debt until such indebtedness is restructured to remove Lyneer as an obligor or such indebtedness is paid in full.
As described in the previous risk factor, notwithstanding the deconsolidation of debt for accounting purposes, Lyneer remains legally jointly and severally liable as a co-borrower with IDC on all loan arrangements for which they are now jointly liable until such time as such loan arrangements are restructured or paid in full. The assets of Lyneer have been pledged to the senior lender under the revolving credit facility and, in connection with the closing of the Merger, were pledged to the lender under the term loan our equity interests in Lyneer, our sole operating subsidiary, as collateral for the repayment of such loan. In the event Lyneer or IDC is unable to restructure or repay their joint and several indebtedness, or there occurs any other event of default under the revolving credit facility or the term loan, including, but not limited to, completion of an Initial Capital Raise (as defined), the lenders under the revolving credit facility and the term loan will be able to foreclose upon the equity and assets of Lyneer, which could result in a loss of your investment. As of the date of this Report, the dates for compliance have passed without being fulfilled; however, the respective lenders are working with Lyneer and have given no indication that they intend to default Lyneer; however, there can be no guarantee that the lenders will continue to work with Lyneer amicably. Notwithstanding the fact that IDC and Prateek Gattani have agreed to repay the joint and several indebtedness under the Allocation Agreement, IDC has been unable to repay such indebtedness and Lyneer may be required to make such payments. In such event, IDC would then be required to repay Lyneer for the amounts paid on IDC’s behalf. The failure of IDC to either restructure the existing joint and several obligations to remove Lyneer as a co-borrower and/or to repay the joint and several indebtedness would be expected to have a material adverse impact on Lyneer’s financial condition and its long-term viability and the market price of our common stock and there is no guarantee that the lenders will continue to work with the Company amicably.
Lyneer has been in default under its principal credit facilities and outstanding promissory notes and any future defaults by Lyneer under its credit facilities could have a material adverse impact on Lyneer’s financial condition and long-term viability.
Lyneer has entered into several debt facilities under which it is jointly and severally liable for repayment with IDC. Lyneer was not in compliance with all of its covenants under its revolving credit facility as of June 30, 2023. Since July 2023, Lyneer has entered into forbearance agreements with its lenders pursuant to which it received waivers of its existing events of default.
On August 12, 2024, IDC and Lyneer entered into new limited consent and forbearance agreements with the lenders under which the lenders agreed, to waive all existing events of default and to forbear from exercising their rights and remedies and any Initial Capital Raise with respect to such events of default through December 31, 2024. However, Lyneer was unable to complete an Initial Capital Raise of at least $20 million prior to September 15, 2024. As of the date of this

Report, the dates for compliance have passed without being fulfilled; however, the respective lenders are working with Lyneer and have given no indication that they intend to default Lyneer. Even if IDC pays in full the term loan and the promissory notes payable to the prior sellers of Lyneer and Lyneer is successful in restructuring its obligations under the revolving credit facilities, there can be no assurance that all conditions subsequent will be satisfied and that Lyneer will be able to comply with all of its obligations under such credit facilities. Any failure on the part of Lyneer to comply with its obligations under the credit facilities could result in a default which would be expected to have a material adverse impact on Lyneer’s financial condition and its long-term viability and there is no guarantee that the lenders will continue to work with Lyneer amicably. See Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Lyneer operates in an intensely competitive and rapidly changing business environment, and there is a substantial risk that its services could become obsolete or uncompetitive.
The markets for Lyneer’s services are highly competitive. Lyneer’s markets are characterized by pressures to provide high levels of service, incorporate new capabilities and technologies, accelerate job completion schedules and reduce prices. Furthermore, Lyneer faces competition from a number of sources, including other executive search firms and professional search, staffing and consulting firms. Several of Lyneer competitors have greater financial and marketing resources than Lyneer does. New and current competitors are aided by technology, and the market has low barriers to entry and similarly such technologies have allowed employers to find workers without the help of traditional agencies. Specifically, the increased use of the internet may attract technology-oriented companies to the professional staffing industry. Free social networking sites such as LinkedIn and Facebook are also becoming a common way for recruiters and employees to connect without the assistance of a staffing company.
Lyneer’s future success depends largely upon its ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative capabilities and technologies that are more effective, easier to use or more economical than Lyneer’s services. In addition, Lyneer believes that, with continuing development and increased availability of information technology, the industries in which Lyneer competes may attract new competitors. If Lyneer’s capabilities and technologies become obsolete or uncompetitive, its related sales and revenue would decrease. Due to competition, Lyneer may experience reduced margins on its services, loss of market share, and loss of customers. If Lyneer is not able to compete effectively with current or future competitors as a result of these and other factors, Lyneer’s business, financial condition and results of operations could be materially adversely affected.
We will be required to raise additional funds prior to the maturity date of the Merger Note to repay such note and our other outstanding indebtedness and to support our future capital needs.
We believe our cash on hand and cash generated from operations, will not be sufficient to pay the Merger Note and our other outstanding indebtedness in full when due and to fund our ongoing operations. As stated above, Lyneer has been in default under its principal credit facilities and outstanding promissory notes and any future defaults by Lyneer under its credit facilities could have a material adverse impact on Lyneer’s financial condition and long-term viability. Under the forbearance agreements dated August 12, 2024, we were required to seek at least $20 million future financing prior to September 15, 2024, and on or before September 30, 2024, to restructure the outstanding indebtedness that is the subject of such forbearance agreements. We will be required to seek financing to pay or refinance our other outstanding indebtedness. As of the date of this Report, the dates for compliance have passed without being fulfilled; however, the respective lenders are working with Lyneer and have given no indication that they intend to default Lyneer; however, there can be no guarantee that the lenders will continue to work with Lyneer amicably.
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
Lyneer’s debt instruments contain covenants that could limit its financing options and liquidity position, which would limit its ability to grow its business.
Covenants in Lyneer’s debt instruments impose operating and financial restrictions on Lyneer. These restrictions prohibit or limit its ability to, among other things:
•pay cash dividends to its stockholders, subject to certain limited exceptions;
•redeem or repurchase its common stock or other equity;
•incur additional indebtedness;
•permit liens on assets;
•make certain investments (including through the acquisition of stock, shares, partnership or limited liability company interests; any loan, advance or capital contribution);
•sell, lease, license, lend or otherwise convey an interest in a material portion of our assets; and
•sell or otherwise issue shares of its common stock or other capital stock subject to certain limited exceptions.
Lyneer’s failure to comply with the restrictions in its debt instruments could result in events of default, which, if not cured or waived, could result in Lyneer being required to repay these borrowings before their due date. The holders of Lyneer’s debt may require fees and expenses to be paid or other changes to terms in connection with waivers or amendments. If Lyneer is forced to refinance these borrowings on less favorable terms, Lyneer’s results of operations and financial condition could be adversely affected by increased costs and rates. In addition, these restrictions may limit its ability to obtain additional financing, withstand downturns in its business or take advantage of business opportunities.
Lyneer faces risks associated with litigation and claims.
Lyneer and certain of its subsidiaries may be named as defendants in lawsuits from time to time that could cause them to incur substantial liabilities. Lyneer and certain of its subsidiaries are currently defendants in several actual or asserted class and representative action lawsuits brought by or on behalf of their current and former employees alleging violations of federal and state law with respect to certain wage and hour related matters, among other claims. The various claims made in one or more of such lawsuits include, among other things, the misclassification of certain employees as exempt employees under applicable law, failure to comply with wage statement requirements, failure to compensate certain employees for time spent performing activities related to the interviewing process, and other related wage and hour violations. Such suits seek, as applicable, unspecified amounts for unpaid overtime compensation, penalties, and other damages, as well as attorneys’ fees. While all of Lyneer’s existing material litigation are subject to pending settlement approvals by the applicable courts, there can be no assurance that such settlements will be approved by the courts. As a result, it is not possible to predict the outcome of these lawsuits. Notwithstanding the proposed settlements, these lawsuits, and future lawsuits that may be brought against Lyneer or its subsidiaries, may consume substantial amounts of Lyneer’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. An unfavorable outcome with respect to these lawsuits and any future lawsuits or regulatory proceedings could, individually or in the aggregate, cause Lyneer to incur substantial liabilities or impact its operations in such a way that may have a material adverse effect upon Lyneer’s business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause Lyneer to change its compensation plans for its employees, which could have a material adverse effect upon Lyneer’s business. See Part I, Item 3 — Business — Legal Proceedings.
Lyneer’s revenue can vary because its customers can terminate their relationship with them at any time with limited or no penalty.
Lyneer focuses on providing mid-level professional and light industrial personnel on a temporary assignment-by-assignment basis, which customers can generally terminate at any time or reduce their level of use when compared with prior periods. To avoid large placement agency fees, large companies may use in-house personnel staff, current employee referrals, or human resources consulting companies to find and hire new personnel. Because placement agencies typically charge a fee based on a percentage of the first year’s salary of a new worker, companies with many jobs to fill have a large financial incentive to avoid agencies.
Lyneer’s business is also significantly affected by its customers’ hiring needs and their views of their future prospects. Lyneer’s customers may, on very short notice, terminate, reduce or postpone their recruiting assignments with Lyneer and, therefore, affect demand for its services. As a result, a significant number of Lyneer’s customers can terminate their agreements at any time, making Lyneer particularly vulnerable to a significant decrease in revenue within a short period of time that could be difficult to quickly replace. This could have a material adverse effect on Lyneer’s business, financial condition and results of operations.
Lyneer’s service revenue increased by $41,235,113, or 10.3%, during the year ended December 31, 2024, as compared to the prior fiscal year. This increase was was predominately due to the higher revenues from Lyneer’s temporary placement services business due primarily to a strong sales initiative by the Company. Permanent placement and other services decreased by $846,229, or 18.3%, due to lower permanent job demand as companies cut back on hiring permanent positions.
Most of Lyneer’s contracts do not obligate its customers to utilize a significant amount of Lyneer’s staffing services and may be cancelled on limited notice, so Lyneer’s revenue is not guaranteed. Substantially all of Lyneer’s revenue is derived from multi-year contracts that are terminable for convenience. Under Lyneer’s multi-year agreements, Lyneer contracts to provide customers with staffing services through work or service orders at the customers’ request. Under these agreements, Lyneer’s customers often have little or no obligation to request Lyneer’s staffing services. In addition, most of Lyneer’s contracts are cancellable on limited notice, even if Lyneer is not in default under the contract. Lyneer may hire employees permanently to meet anticipated demand for services under these agreements that may ultimately be delayed or cancelled. Lyneer could face a significant decline in revenues and its business, financial condition or results of operations could be materially adversely affected if:
•Lyneer sees a significant decline in the staffing services requested under its service agreements; or
•Lyneer’s customers cancel or defer a significant number of staffing requests; or Lyneer’s existing customer agreements expire or lapse and it cannot replace them with similar agreements.
Lyneer has client concentration and the loss of a significant client could adversely affect Lyneer’s business operations and operating results.
Lyneer has one client that represented approximately 16% of Lyneer’s 2024 and 2023 revenues, respectively. No other customer accounted for more than 10% of Lyneer’s revenues in either period. The client’s contract with Lyneer consists of a master service agreement (“MSA”) for temporary employee services with various customer locations entering into separate service annexes. None of the revenues from a specific location exceeded 5% of the aggregate revenue associated with the client. The current term of the MSA expires in January 2026 and automatically renews for one-year subsequent terms. However, the client may terminate the agreement for convenience at any time, subject to any accrued payment obligations. If this client were to terminate its relationship with Lyneer, Lyneer would face a material decrease in revenues if it is unable to replace the client’s lost revenues. This, in turn, would be expected to have a material adverse effect on Lyneer’s business and financial condition.
Lyneer could be harmed by improper disclosure or loss of sensitive or confidential company, employee, associate or customer data, including personal data.
In connection with the operation of its business, Lyneer stores, processes and transmits a large amount of data, including personnel and payment information, about its employees, customers, associates and candidates, a portion of which is confidential and/or personally sensitive. In doing so, Lyneer relies on its own technology and systems, and those of third-party vendors it uses for a variety of processes. Lyneer and its third-party vendors have established policies and procedures to help protect the security and privacy of this information. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by Lyneer’s employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.
While Lyneer maintains cyber insurance with respect to many such claims and has provisions of agreements with third-parties that detail security obligations and typically have indemnification obligations related to the same, any such unauthorized disclosure, loss or breach could harm Lyneer’s reputation and subject Lyneer to government sanctions and liability under its contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices that Lyneer and its third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which Lyneer provides services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to Lyneer’s reputation in the marketplace. Following consummation of the Merger, our board of directors and its audit committee will consult with Lyneer’s management and will be briefed by, and receive appropriate recommendations from, management on matters associated with regulatory compliance and security.
Lyneer has been and may be exposed to employment-related claims and losses, including class action lawsuits that could have a material adverse effect on its business.
Lyneer employs people internally and in the workplaces of other businesses. Many of these individuals have access to customer information systems and confidential information. The risks of these activities include possible claims relating to:
•discrimination and harassment;
•wrongful termination or denial of employment;
•violations of employment rights related to employment screening or privacy issues;
•classification of temporary workers;
•assignment of illegal aliens;
•violations of wage and hour requirements;
•retroactive entitlement to temporary worker benefits
•errors and omissions by Lyneer’s temporary workers;
•misuse of customer proprietary information;
•misappropriation of funds;
•damage to customer facilities due to negligence of temporary workers; and
•criminal activity.
Lyneer may incur fines and other losses or negative publicity with respect to these problems. In addition, these claims may give rise to litigation, which could be time-consuming and expensive. New employment and labor laws and regulations may be proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies Lyneer has in place to help reduce its exposure to these risks will be effective or that Lyneer will not experience losses as a result of these risks. There can also be no assurance that the insurance policies Lyneer has purchased to insure against certain risks will be adequate or that insurance coverage will remain available on reasonable terms or be sufficient in amount or scope of coverage.
Long-term contracts do not comprise a significant portion of Lyneer’s revenue.
Because long-term contracts are not a significant part of Lyneer’s staffing services business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Additionally, Lyneer’s clients will frequently enter nonexclusive arrangements with several firms, which the client is generally able to terminate on short notice and without penalty. The nature of these arrangements further exacerbates the difficulty in predicting Lyneer’s future results.
Lyneer may be unable to find sufficient candidates for its talent solutions business.

Lyneer’s talent solutions services business consists of the placement of individuals seeking employment. There can be no assurance that candidates for employment will continue to seek employment through Lyneer. Candidates generally seek contract or permanent positions through multiple sources, including Lyneer and its competitors. Before the COVID-19 pandemic, unemployment in the U.S. was at historic lows and during the second half of 2021, as the economy recovered, competition for workers in a number of industries became intense. When unemployment levels are low, finding sufficient eligible candidates to meet employers’ demands is more challenging. Although unemployment has risen in some areas in which Lyneer operates, talent shortages have persisted in a number of disciplines and jurisdictions. Any shortage of candidates could materially adversely affect Lyneer’s business or financial condition.
Lyneer’s growth of operations could strain its resources and cause its business to suffer.
While Lyneer plans to continue growing its business organically through expansion, sales efforts, and strategic acquisitions, while maintaining tight controls on its expenses and overhead, lean overhead functions combined with focused growth may place a strain on its management systems, infrastructure and resources, resulting in internal control failures, missed opportunities, and staff attrition that could have a negative impact on its business and results of operations.
Lyneer is dependent on its management personnel and employees, and a failure to attract and retain such personnel could harm its business.
Lyneer is engaged in the services business. As such, its success or failure is highly dependent upon the performance of its management personnel and employees, rather than upon tangible assets (of which Lyneer has few). There can be no assurance that Lyneer will be able to attract and retain the personnel that are essential to its success.
Lyneer’s results of operations can be negatively impacted by variable costs.
Lyneer’s results of operations can be negatively impacted by, among other things, changes in unemployment tax rates, changes in workers’ compensation insurance rates and claims relating to audits, and write-offs of uncollectible customer receivables.
Lyneer’s expansion and acquisition strategy may not be executed effectively.
Lyneer’s plan for strategic growth is dependent upon finding suitable acquisition targets and executing upon the transactions in a viable manner. Lyneer has not reached any definitive agreement with any acquisition targets, and Lyneer cannot assure you that it will consummate any acquisition on favorable terms or at all.
General Risks Affecting Our Business.
Our principal stockholder owns approximately 43% of our Common Stock, under a pledge agreement which is in default and its interests may conflict with yours in the future.
All of IDC’s shares have been pledged to Lyneer’s lenders. Each share of our common stock initially entitles its holder to one vote on all matters presented to stockholders generally. Accordingly, IDC our principal stockholder, owns approximately 43% of our issued shares, and may be able to control the election and removal of the majority of our directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the articles and by-laws and other significant corporate transactions of our company for so long as it retains significant ownership. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. So long as IDC continues to own a significant amount of the voting power, even though such amount is less than 50%, they will continue to be able to strongly influence or effectively control decisions of our company.
IDC, our principal stockholder, is in default on the joint and several debt obligations of IDC and our Lyneer subsidiary which could result in a change of control of our company.
Our principal stockholder, IDC owns approximately 43% of our issued and outstanding common stock. In order to secure the current joint and several debt obligations of IDC and Lyneer until such time as such indebtedness can be restructured or repaid, we pledged to the lender under the Term Note our equity ownership of Lyneer and IDC pledged to such lender its equity ownership in our Company. IDC is in default under the joint and several debt obligations of IDC and Lyneer under the Term Note, The Lender under the Term Note is able to foreclose on our equity interest in Lyneer and upon IDC’s equity ownership of our Company. Any foreclosure upon our equity in Lyneer and/or IDC’s common stock of our Company by the lender, or any sales by the lender of IDC’s common stock of our Company, may have an adverse effect on the market price of our common stock resulting in a diminution in the value of your investment. See Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We will continue to incur substantial costs and obligations as a result of being a public company.
As a publicly-traded company, we will continue to incur significant legal, accounting and other expenses that neither Atlantic nor Lyneer was required to incur in the recent past. In addition, laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the rules and regulations of the SEC, have increased the costs and the time that must be devoted to compliance matters. We expect that the amount of time and requirements to comply with these rules and regulations will continue to increase and that the legal and financial costs that the combined company will incur will increase compared to the costs that we previously incurred and could lead to a diversion of management time and attention from revenue-generating activities.
We may issue additional shares or other equity securities without your approval, which would dilute your ownership interest in our company and may depress the market price of our common stock.
We may issue additional shares or other equity securities in the future in connection with, among other things, equity financings, future acquisitions, repayment of outstanding indebtedness or grants without stockholder approval in a number of circumstances.
The issuance of additional shares or other equity securities could have one or more of the following effects:
•Our existing stockholders’ proportionate ownership interest will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share may be diminished; and
•the market price of our shares may decline.
Risks of our roll-up strategy.
Our roll-up strategy, assumes, in part, we will be able to convince smaller firms that they can increase their profitability and market share through an affiliation with us and the use of our infrastructure, systems and programs the strategy will be to purchase, or merge with, smaller businesses in the staffing industry, thus decreasing certain operating inefficiencies and increasing economics of sale. Should these assumptions be incorrect, our strategy is unlikely to succeed. We will depend upon the abilities of people who own the businesses we acquire, or on the managers they employ. In addition, we must be able to attract and retain qualified personnel at all levels of operations and maintain the same levels of quality control over our services as Lyneer currently offers its clients. Unless we are able to manage such expanded operations in a manner consistent with Lyneer’s present practice, Lyneer’s operations may be adversely affected. Although Atlantic’s senior management has extensive experience in managing acquired operations, there can be no assurance that any acquired operations will be profitable. Thus, there can be no assurance that we will be successful our or roll-up strategy, that such strategy will result in increased profits, or that we can obtain, on affordable terms, any additional financing that might be necessary to affect our growth strategy.
Our strategy of growing our company through acquisitions may impact our business in unexpected ways.
Our growth strategy involves acquisitions that will help us expand our service offerings and diversify our geographic footprint. It is expected that we will continuously evaluate acquisition opportunities. However, there can be no assurance that we will be able to identify acquisition targets that complement our strategy and are available at valuation levels accretive to our business. Even if we are successful in acquiring additional entities, our acquisitions may subject our business to risks that may impact our results of operations, including:
•our inability to integrate acquired companies effectively and realize anticipated synergies and benefits from the acquisitions;
•the diversion of management’s attention to the integration of the acquired businesses at the expense of delivering results for the legacy business;
•our inability to appropriately scale critical resources to support the business of the expanded enterprise and other unforeseen challenges of operating the acquired business as part of Lyneer’s operations;
•our inability to retain key employees of the acquired businesses and/or inability of such key employees to be effective as part of Lyneer’s operations;
•the impact of liabilities of the acquired businesses undiscovered or underestimated as part of the acquisition due diligence;

•our failure to realize anticipated growth opportunities from a combined business, because existing and potential customers may be unwilling to consolidate their business with a single supplier or to stay with the acquirer post-acquisition;
•the impacts of cash on hand and debt incurred to finance acquisitions, thus reducing liquidity for other significant strategic objectives;
•the internal controls over financial reporting, disclosure controls and procedures, corruption prevention policies, human resources and other key policies and practices of the acquired companies may be inadequate or ineffective;
•as a public company, we are required to comply with the rules and regulations of the SEC and, as a substantially larger company, we will require increased marketing, compliance, accounting and legal costs; and
•notwithstanding the fact that any future acquisitions may or may not continue to operate as independent entities in their particular markets, keeping their own brand identity and management teams, we will, in all likelihood, require our lenders’ approval under existing loan covenants.
The requirements of complying with the Exchange Act and the Sarbanes-Oxley Act may strain our resources and distract management.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. The costs associated with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Historically, we have maintained a small accounting staff and use supplemental resources such as contractors and consultants to provide additional accounting and finance support. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant additional resources and management oversight may be required. This effort may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial persons with appropriate public company experience and technical accounting knowledge. Failure to properly hire, train and supervise the work of our accounting staff could lead to a material weakness in our control environment and our internal controls, including internal controls over financial reporting.
Disruption of critical information technology systems or material breaches in the security of our systems could harm our business, customer relations and financial condition.
Information technology (“IT”) helps us to operate efficiently, interface with customers, maintain financial accuracy and efficiently and accurately produce our financial statements. IT systems are used extensively in virtually all aspects of our business, including sales forecast, order fulfillment and billing, customer service, logistics, and management of data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, computer viruses, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results.
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
Cybersecurity risks may impact our business and improper disclosure or loss of sensitive or confidential company, employee, associate or customer data, including personal data could damage our business operations.
Business operations today are increasingly dependent upon digital technology. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error, and complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Associated with these threats are the potential damages that could occur from a breach, including governmental investigation and fines. Our Business is increasingly dependent on information technologies and services. As part of our Business, we store, process and transmit a large amount of data, including personnel and payment information, about our employees, customers, associates and candidates, a portion of which is confidential and/or personally sensitive. We rely on our own technology and systems, and those of third-party vendors we use for a variety of processes. We and our third-party vendors have established policies and procedures to help protect the security and privacy of this information. No security program can offer a guarantee against all potential incidents. On an increasing frequency, the Company and its third-party vendors experience security incidents that have resulted in unauthorized access to the Company’s or its third-party vendors’ computer, technology and communications hardware and software systems. To date, no such incidents have been determined to have had a material impact on the Company. The risks associated with cyber threats include, among other things:
•theft or misappropriation of funds;
•loss, corruption, or misappropriation of proprietary, confidential or personally identifiable information (including customer and employee data);
•disruption or impairment of our and our business operations and safety procedures;
•damage to our reputation with our potential partners, clients, and the market;
•litigation;
•increased costs to prevent, respond to or mitigate cybersecurity events.
Additionally, unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.
Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. Moreover, we have no control over the information technology systems of third-party vendors and others with which our systems may connect and communicate. It is possible that security controls over sensitive or confidential data and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

The Company has obtained cybersecurity insurance coverage in the event we become subject to various cybersecurity attacks, however, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyberattacks, including governmental actions. Cyber incidents could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be highly volatile, and you could lose all or part of your investment.
The market price of our common stock may be highly volatile. You may be unable to sell your shares of common stock at or above the offering price. The market prices of our common stock could be subject to wide fluctuations in response to a variety of factors, which include:
•actual or anticipated fluctuations in our financial condition and operating results;
•announcements of technological innovations by us or our competitors;
•announcements by our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;
•overall conditions in our industry and market;
•addition or loss of significant customers;
•change in laws or regulations applicable to our products;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;
•additions or departures of key personnel;
•competition from existing products or new products that may emerge;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;
•announcement or expectation of additional financing efforts;
•sales of our common stock or warrants by us or our stockholders;
•stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•reports, guidance and ratings issued by securities or industry analysts; and
•general economic market conditions.
If any of the forgoing occurs, it could cause our common stock or trading volumes to decline. Stock markets in general and the over-the-counter market and the market for companies in our industry in particular have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies.

These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market prices of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment.
The price of our common stock could be subject to rapid and substantial volatility.
There have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility with recent public offerings, especially among those with relatively smaller public floats. As a smaller-capitalization company with a small public float, we may experience greater stock price volatility, extreme price run-ups, lower trading volume, and less liquidity than larger-capitalization companies. In particular, our common stock may be subject to rapid and substantial price volatility, low volumes of trades, and large spreads in bid and asked prices. Such volatility, including any stock run-ups, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our shares of common stock.
In addition, if the trading volumes of our common stock are low, persons buying or selling in relatively small quantities may easily influence the price of our common stock. This low volume of trades could also cause the price of our common stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. As a result of this volatility, investors may experience losses on their investment in our common stock. A decline in the market price of our common stock also could adversely affect our ability to issue additional shares of common stock or other of our securities and our ability to obtain additional financing in the future. There can be no assurance that an active market in our common stock will be sustained. If an active market is not sustained, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.
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
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we fail to maintain a listing on the Nasdaq Stock Market, and, if the price of the common stock trades at less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.
We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. We may remain an emerging growth company until as late as December 2026 (the fiscal year-end following the fifth anniversary of the completion of our initial public offering), though we may cease to be an emerging growth company earlier under certain circumstances, including (1) if the market value of our common stock that is held by non-affiliates exceeds $700,000,000 as of any June 30, in which case we would cease to be an emerging growth company as of the following December 31, or (2) if our gross revenue exceeds $1.235 billion in any fiscal year. Emerging growth companies may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors could find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates, and thus investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, up to 20,000,000 shares of undesignated preferred stock and up to 300,000,000 shares of authorized but unissued shares of common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of the Board, the Chief Executive Officer or the President;
•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
•provide that our directors may be removed only for cause; and
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.
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
We do not anticipate paying any cash dividends on our common stock in the foreseeable future and, as a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, any future loan arrangements we enter into may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock offered hereby will be your sole source of gain for the foreseeable future.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from results expressed or implied in this Annual Report on Form 10-K. These forward-looking statements include, but are not limited to, statements about:
•our expectations regarding the market size and growth potential for our business;
•our ability to refinance our outstanding indebtedness in a timely manner to avoid a future default;
•the implementation of our strategic plans, including strategy for our business, acquisitions and related financing;
•the ability of Lyneer and IDC to meet the terms and conditions of their joint and several debt obligations;
•our ability to maintain and establish future collaborations and strategic clients;
•the rate and degree of market acceptance of our services;
•our ability to meet the continued listing requirements of the Nasdaq Stock Market;
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
•our business strategies and goals;
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
The forward-looking statements contained in this Annual Report on Form 10-K and the documents incorporated herein by reference are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, Item 1A – Risk Factors of this Annual Report on Form 10-K and under similar headings in the documents that are incorporated by reference herein. Moreover, we operate in a very competitive and rapidly changing environment.
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
The forward-looking statements made by us in this Annual Report on Form 10-K and the documents incorporated herein by reference speak only as of the date of such statement. Except to the extent required under the federal securities laws and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.
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
Item 2. Properties
Our corporate headquarters are located at 270 Sylvan Avenue, Suite 2230, Englewood Cliffs, New Jersey 07632, telephone number (201) 899-4470. The lease is for approximately 3,578 square feet, expiring on or about September 2026 with an unaffiliated landlord. The monthly rental is $9,237 increasing to $10,038.
The principal offices of Lyneer are located at 133 Franklin Corner Road, Lawrenceville, New Jersey 08648; telephone number (609) 503-4400. Lyneer occupies approximately 1,825 square feet of office space under a three-year lease ending September 30, 2025 with an unaffiliated landlord. The monthly rental is $3,650 increasing to $3,870.
Item 3. Legal Proceedings
From time to time, the Company may be involved in various disputes and litigation matters that arise in the ordinary course of business. Atlantic is currently not a party to any material legal proceedings, except as follows.
Michael Smith v. Infinity Staffing Solutions, LLC, et. al., Case No. BC692644
On February 2, 2018, Michael Smith on his own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against various defendants in the Superior Court of California, Los Angeles County, that was subsequently amended to add Lyneer as a defendant on April 28, 2022. The complaint alleges wage and hour claims, and inaccurate wage statement claims on behalf of the class and plaintiff. The parties have agreed to a $300,000 settlement which is pending court approval.
Rosanna Vargas v. DHL Express (USA), Inc. et. al., Case No. L-4352-19
On October 30, 2019, Rosanna Vargas filed a complaint in the Superior Court of New Jersey at Camden County against Lyneer and various defendants, including Lyneer’s client, alleging severe personal injury sustained at work. The case is now closed as to all parties. As a result of the matter, Lyneer’s client sought indemnification from Lyneer pursuant to an indemnification demand issued to Lyneer on June 10, 2022. Accordingly, Lyneer agreed to pay approximately $1,030,000 over 36 months, beginning in July 2023, to settle the claim.

Enrique Briseno , et al. vs. Three Hands Corporation, et al., Case No. 21STCV00443, Superior Court of the State of California for the County of Los Angeles
On January 6, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Los Angeles County, by Enrique Briseno as class representative. The Complaint was filed only against the Company’s client. The matter settled for $425,000, $300,000 of which is to be paid by the Company, and the remaining $125,000 is to be paid by the client. The settlement agreement was signed on December 17, 2024 and has been finalized and executed and provided to the Court for approval , and the Company is currently awaiting such approval. If approved, it is anticipated that the settlement payment will be due in the second quarter of 2025. The Company has accrued the full amount of the $300,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
Aguilar, et al v Lyneer Staffing Solutions, et al Docket No. MID-L-3595-21 (Middlesex County Superior Court NJ)
On June 16, 2021, a complaint was filed in the Superior Court of New Jersey Law Division, Middlesex County. The complaint alleges a former minor employee (who obtained employment by providing false information) was injured on October 15, 2020, at the Co-Defendant’s worksite. A settlement conference was held on August 28, 2024, but was unsuccessful. The Company’s liability insurance carrier and the Company's worker's compensation insurance carrier and the liability insurance carrier for the client held a settlement conference for March 11, 2025, but was unsuccessful and the mater is now listed for trial on April 28, 2025. The Company believes it has issues for appeal, but believes it is probable to receive an unfavorable outcome. The Company believes that the insurance carriers will contribute a significant amount, if not all, of the potential settlement. The Company has accrued $291,667 towards the potential settlement, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
Maria Reyes vs. Liquid Graphics, Inc., Lyneer Staffing Solutions, LLC, Liz Long, et. al, Case No 30-2021-01225386-CU-WT-CJC, Superior Court for the State of California, County of Orange
On October 8, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Orange County, by Maria Reyes and Teresa Alvarez as class representatives. The Complaint was filed against the Company as well as the Company’s client. The matter settled for $750,000, $650,000 of which is to be paid by the Company, and the remaining $100,000 is to be paid by the client. The settlement agreement was signed on November 16, 2023 and has been finalized and executed and provided to the Court for approval, and the Company is currently awaiting such approval. If approved, it is anticipated that the settlement payment will be due in the first or second quarter of 2025. The Company has accrued the full amount of the $650,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Prior to November 13, 2023, our common stock traded on the Nasdaq Capital Market under the symbol SQLL. Pursuant to the terms of the Merger, the Company changed its corporate name from SeqLL Inc. to Atlantic International Corp. and its trading symbol to ATLN. Our common stock was originally listed for quotation on the OTC Pink Market. Trading in our common stock in the over-the-counter market was limited and the quotations for our common stock on the OTC Pink Market were not necessarily indicative of actual market values. On December 11, 2024, we started trading on the Nasdaq Global Select Market. During the period from June 18, 2024 to December 31, 2024, the high and low closing bid price of our common stock was $8.97 and $2.36 respectively. All quotations for the OTC Pink Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
On March 21, 2025, the closing stock price for our common stock on the Nasdaq Global Select Market was $6.20.
Holders
As of March 21, 2025, there were approximately 336 stockholders of record, according to the records of our transfer agent, and in excess of 500 additional holders of common stock held in ‘street name’.
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
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion relates to Atlantic International Corp. (Atlantic or the Company) and its consolidated subsidiaries and should be read together with the Company’s Consolidated Financial Statements and accompanying notes included in Part IV, Item 8.— Financial Statements and Supplementary Data.
Overview
Atlantic, through its subsidiaries, is a national strategic staffing firm servicing the commercial, professional, finance, direct placement, and managed service provider verticals. Lyneer was formed under the principles of honesty and integrity, and with the view of becoming the preferred outside employer of choice. Since its formation, the Company has grown from a regional operation to a national staffing firm with offices and geographic reach across the United States. The Company primarily places individuals in accounting and finance, administrative and clerical, information technology, legal, light industrial, and medical roles. The Company is also a leading provider of productivity consulting and workforce management solutions. Atlantic is headquartered in Englewood Cliffs, New Jersey and has more than 100 locations in the USA.
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
Comparison of the Years Ended December 31, 2024 and 2023:
Certain related party and non-related party financial statement line-item amounts have been aggregated for purposes of analysis below, which is consistent with management’s evaluation of its business results.

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
Service revenue, net	$442,609,814	$401,374,701	$41,235,113	10.3%
Cost of revenue	395,431,491	354,496,441	40,935,050	11.5%
Gross profit	47,178,323	46,878,260	300,063	0.6%
Selling, general and administrative	64,021,052	45,441,659	18,579,393	40.9%
Change in fair value of contingent consideration liabilities	—	(150,093)	150,093	(100.0)%
Depreciation and amortization	4,991,863	5,038,218	(46,355)	(0.9)%
(Loss) income from operations	(21,834,592)	(3,451,524)	(18,383,068)	+
Loss on debt extinguishment	1,213,379	189,951	1,023,428	+
Advisory fees paid in merger	43,000,000	—	43,000,000	+
Interest expense	12,004,860	17,538,816	(5,533,956)	(31.6)%
Other expense	52,047,957	—	52,047,957	+
Net loss before (provision for)/benefit from income taxes	(130,100,788)	(21,180,291)	(108,920,497)	+
Income tax (expense)/benefit	(5,379,102)	5,928,271	(11,307,373)	+
Net loss	$(135,479,890)	$(15,252,020)	$(120,227,870)	+

Net loss per share, basic and diluted	$(3.68)	$(0.60)	$(3.08)	+

Weighted average shares outstanding, basic and diluted	36,783,626	25,423,729	11,359,897	44.7%
___________________________________
+ -    change greater than ± 100%
Service Revenue, Net
Service revenue, net of discounts, for years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
Temporary placement services	$438,820,825	$396,739,483
Permanent placement and other services	3,788,989	4,635,218
Total service revenues, net	$442,609,814	$401,374,701
Service revenue, net was $442,609,814 and $401,374,701 for the years ended December 31, 2024 and 2023, respectively, an increase of $41,235,113, or 10.3%. This increase was predominately due to the higher revenues from Lyneer’s temporary placement services business, which increased $42,081,342 or 10.6% in the year ended December 31, 2024 as compared to the same period in 2023 due primarily to a strong sales initiative by the Company. Permanent placement and other services decreased $846,229 or 18.3% due to lower permanent job demand as companies cut back on hiring permanent positions.
Cost of Revenue and Gross Profit
Gross profit reflects the difference between realized service revenue, net and cost of revenues for providing temporary and permanent placement solutions. Cost of revenue consists primarily of fixed and variable directs costs, including payroll, payroll taxes and employee benefit costs. Cost of revenue and gross profit for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
Service revenue, net	$442,609,814	$401,374,701
Cost of revenue	395,431,491	354,496,441
Gross profit	$47,178,323	$46,878,260
Cost of revenue for the years ended December 31, 2024 and 2023 was $395,431,491 and $354,496,441, respectively, an increase of $40,935,050 or 11.5%. The increase in cost of revenue was due primarily to higher service revenue, net driven primarily by higher temporary placement services revenue, net which increased $42,081,342 or 10.6%.
Gross profit for the years ended December 31, 2024 and 2023 was $47,178,323 and $46,878,260, respectively, an increase of $300,063 or 0.6%. As a percentage of service revenue, net, gross profit was 10.7% and 11.7% for the years ended December 31, 2024 and 2023, respectively, which decreased due to increasing labor costs and reduced permanent placements.
Total Operating Expenses
Total operating expenses for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
Selling, general and administrative	$64,021,052	$45,441,659
Change in fair value of contingent consideration liabilities	—	(150,093)
Depreciation and amortization	4,991,863	5,038,218
Total operating expenses	$69,012,915	$50,329,784
The changes in each financial statement line item for the respective periods are described below.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the years ended December 31, 2024 and 2023 were $64,021,052 and $45,441,659, respectively, an increase of $18,579,393, or 40.9%, due primarily to higher transaction costs related to the Merger, stock compensation expense and bad debt expense of $957,031 and $1,526,985 during the years ended December 31, 2024 and 2023, respectively, partially offset by cost cutting measures.
As a percentage of service revenue, net, selling, general and administrative costs were 14.5% in the year ended December 31, 2024 as compared to 11.3% in the year ended December 31, 2023. The increase in selling, general and administrative costs as a percentage of service revenue, net was due primarily to higher transactions costs related to the Merger in the year ended December 31, 2024 compared to the year ended December 31, 2023.
Changes in Fair Value of Contingent Consideration Liabilities
Changes in the fair value of contingent consideration liabilities for the years ended December 31, 2024 and 2023 were $0 and $(150,093), respectively. The change of $150,093 reflects the change in fair value of the liability balance. The measurement period for the contingent consideration arrangements expired on August 31, 2023, at which time amounts owed Lyneer to its former owners were computed and represent fixed amounts.
Depreciation and Amortization
Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $4,991,863 and $5,038,218, respectively, a decrease of $46,355 or 0.9%, a slight decrease on a year-over year basis.

Loss on Debt Extinguishment
Loss on debt extinguishment, for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Loss on debt extinguishment	$1,213,379	$189,951
Loss on debt extinguishment during the year ended December 31, 2024 relates to the Seventh Amendment and Forbearance Agreement to the Revolver being treated as a debt extinguishment after the Company’s analysis of Accounting Standards Codification (“ASC”) Topic 470 – Debt.
Loss on debt extinguishment during the year ended December 31, 2023 relates to the Fourth Amendment and Forbearance Agreement to the Revolver being treated as a debt extinguishment after the Company’s analysis of ASC Topic 470 – Debt.
Advisory Fees Paid in the Merger
Advisory fees paid in the Merger for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Advisory fees paid in the merger	$43,000,000	$—
The stockholders of Atlantic Acquisition Corp. were issued an aggregate of 18,220,338 shares of Company’s common stock at a market value of $2.36 per share, or $43,000,000 in the aggregate, on the date of the Merger.
Interest Expense
Interest expense for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Interest expense	$12,004,860	$17,538,816
Interest expense for years December 31, 2024 and 2023 was $12,004,860 and $17,538,816, respectively. The decrease of $5,533,956, or 31.6%, in year ended December 31, 2024 compared to year ended December 31, 2023 was attributed to the Company deconsolidating the joint and several debt obligations as of the Merger date, partially offset by higher interest rates on the revolving credit facility on a year-over-year basis, an increase in the rates on the term, seller and earnout notes due to amendments in May 2023 and August 2023, and, new earnout notes issued in January 2024.
Other Expense
Other expense for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Other expense	$52,047,957	$—
Other expense for the year ended December 31, 2024 related to accrued amounts pertaining to a potential settlement for legacy stockholders and stock compensation expense for third parties as advisors to the Company for RSUs.

Income Tax (Expense) Benefit
Provision for income taxes for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Income tax (expense)/benefit	$(5,379,102)	$5,928,271
Income tax expense was $5,379,102 for the year ended December 31, 2024 and an income tax benefit of $5,928,271 for the year ended December 31, 2023, an increase of $11,307,373, was primarily due to the establishment of a valuation allowance on the Company’s deferred tax assets.
Liquidity & Capital Resources
Atlantic’s working capital requirements are primarily driven by personnel payments and client accounts receivable receipts. As receipts from client partners lag behind payments to personnel, working capital requirements increase substantially in periods of growth.
Atlantic’s primary sources of liquidity have historically been cash generated from operations and borrowings under its revolving credit agreement (the “Revolver”). Atlantic’s primary uses of cash are payments to engagement personnel, corporate personnel, related payroll costs and liabilities, operating expenses, capital expenditures, cash interest, cash taxes, and contingent consideration and debt payments. If Atlantic is able to refinance its existing indebtedness as described below, Atlantic believes that the cash generated from operations, together with the borrowing availability under its portion of the Revolver or under any revolving credit facility that Lyneer may enter into to replace the Revolver, would be sufficient to meet its normal working capital needs for at least the 12-month period following the issue date of its financial statements, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Atlantic’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of Atlantic’s control. If Atlantic’s future cash flow from operations and other capital resources are insufficient to fund its liquidity needs, Atlantic may be forced to obtain additional debt or equity capital or refinance all or a portion of its debt.
In accordance with ASC Topic 205-40, Going Concern, Atlantic evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year from the date the financials are issued. This evaluation includes considerations related to financial and other covenants contained in Atlantic’s credit facilities, as well as Atlantic’s forecasted liquidity. Atlantic has concluded that there is no substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of its consolidated financial statements. The Company has received conditional approval and a preliminary term sheet by a new ABL lender and expects to close on the new credit facility by the end of April 2025.
IDC, Lyneer and Prateek Gattani, IDC’s Chief Executive Officer and our Chairman of the Board following the Merger, have entered into an Allocation Agreement dated as of December 31, 2023, pursuant to which IDC agreed that, subject to subordination to the taxes as between IDC and Lyneer, in connection with the Merger, the Term Note and the Seller Notes, will either be paid in full or assumed by IDC, and all but $35 million of the Revolver will be paid in full or assumed by IDC, and Lyneer will have no further liability or responsibility for such indebtedness. However, as IDC and Lyneer were unable to obtain the release of Lyneer from the holders of such indebtedness for accounting purposes, with respect to any of such indebtedness that was not repaid by IDC with the Allocation Agreement not being given effect for accounting purposes and Lyneer will remain jointly and severally liable with IDC to such lenders until such time as such joint and several indebtedness is restructured, at which time IDC will be obligated to repay in full all remaining amounts payable under the Term Note and the Seller Notes and will repay or assume all but approximately $35 million under Revolver. In the event IDC does not repay any of this debt and the Company is required to make payments, IDC will be obligated to repay the Company for the amounts paid on IDC’s behalf. Upon the consummation of the Merger, the Company determined that it was no longer probable that IDC would default on its portion of the joint and several obligations and deconsolidated the joint and several debt obligations in the accompanying financial statements.
In the Allocation Agreement, IDC and Mr. Gattani have agreed to implement a plan to refinance or otherwise satisfy the joint and several indebtedness. IDC and Mr. Gattani are currently exploring refinancing opportunities with several lenders to address the assumed debt, as well as the IDC portion of the Revolver. However, it is expected that the Company will not be legally released from its joint and several obligations with respect to the indebtedness to be assumed by IDC until payment in full of the Merger Note, which originally matured on September 30, 2024. The maturity date of the

Merger Note has been extended to March 31, 2026. The Company has received conditional approval by a new ABL lender and expects to close on a new credit facility by the end of April 2025.
Cash flows for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(5,985,036)	$(9,082,597)
Net cash used in investing activities	(73,456)	(73,711)
Net cash provided by financing activities	5,384,241	8,793,074
Net decrease in cash and cash equivalents	$(674,251)	$(363,234)
Cash flows used in operating activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was higher due to an increase in accounts receivable and accrued expenses.
Investing Activities
Cash used in investing activities for the year ended December 31, 2024 decreased compared to December 31, 2023 and consisted entirely of purchases of property and equipment.
Financing Activities
Cash provided by financing activities decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023 and consisted of borrowings and payments under the Company’s debt arrangements of the Revolver and Seller Notes (as described below). Additionally, during the year ended December 31, 2024, the Company issued shares, entered into additional debt obligations, and had a deemed contribution as a result of the Merger.
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
As of December 31, 2024 and December 31, 2023, the total balance on the Revolver was $53,983,962 and $90,906,217, respectively. As of December 31, 2024 and December 31, 2023, the Company recorded a liability of $42,508,379 and $85,092,695, respectively, and IDC owed the remaining $11,475,583 and $5,813,522, respectively. Total available borrowing capacity on the Revolver as of December 31, 2024 was over-advanced by $1,299,463, net of a $5,000,000 reserve required on the Revolver. The borrowing base calculation is based on Lyneer’s eligible assets.
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
The Company has received conditional approval to extend the current milestone for the Company’s Initial Capital Raise to a future date that has not been determined. The Company has received conditional approval and a preliminary term sheet by a new ABL lender and expects to close on a new credit facility by the end of April 2025. The Company will continue to borrow under the existing facility in its normal course of business.
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
As of December 31, 2024 and December 31, 2023, Lyneer had recognized liability balances on the Term Note of $0, and $34,223,489, respectively.
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
The Company has received conditional approval to extend the current milestone for the Company’s Initial Capital Raise to a future date that has not been determined. Additionally, the Term Note is covered by the Allocation Agreement discussed above.
Seller Notes
As part of the purchase price consideration for the Transaction, Lyneer and IDC as co-borrowers issued various Seller Notes to former owners in the aggregate principal amount of $15,750,000. Principal payments on the Seller Notes are due in quarterly installments of $1,575,000, and $3,150,000 is due at their amended maturity dates of April 30, 2024. The Seller Notes bear interest at an amended fixed rate of 11.25% per annum. The Seller Notes represent unsecured borrowings and are subordinated to the Revolver and to the Term Note.
Lyneer had recognized Seller Note liability balances of $0 and $7,875,000 as of December 31, 2024 and December 31, 2023, respectively.
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
The Earnout Note liability was $0 and $13,494,133 at the periods ended December 31, 2024 and December 31, 2023, respectively.
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

On January 16, 2024, Lyneer and IDC signed an amendment to the Omnibus Agreement with the holders of the Seller Notes and the Earnout Notes to defer the missed July 31, 2023 and October 31, 2023 principal and interest payments, each in the amount of $1,575,000 plus accrued interest, together with the principal payment in the amount of $1,575,000 plus accrued interest that is payable on January 31, 2024, all of which were payable on February 28, 2024. Lyneer has not refinanced or restricted the credit facility and missed all payments of the Seller Notes and the Earnout Notes during 2024 and is in default of the Seller Notes and Earnout Notes. The Seller Notes and Earnout Notes are covered by the Allocation Agreement discussed above.
Credit Agreement
The Lenders’ consent to IDC’s transfer of ownership of the equity of Lyneer was conditioned upon substantially the same terms stated above under the Revolver, as well as issuance of a secured bridge loan (“Credit Agreement”), which was entered into on June 18, 2024, the Company entered into a secured bridge loan (“Credit Agreement”) in the principal amount of $1,950,000 at an interest rate of 5% per annum. The maturity date of the Credit Agreement was originally September 30, 2024. However, mandatory prepayments shall be made from the Initial Capital Raise, on the issuance of new debt or new equity interests, or upon a change of control.
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
Merger Note
In connection with the closing of the Merger, we issued to IDC the Merger Note in the principal amount of $35,000,000 that originally matured on September 30, 2024. The Merger Note does not bear interest and is not convertible prior to an event of default under the Merger Note. If an event of default should occur under the Merger Note, the Merger Note will bear interest at the rate of 7% per annum commencing upon the date of such event of default and will be convertible into shares of our common stock at a price per share that equals the lowest daily volume weighted average price per share (VWAP) during the five trading days immediately preceding the date on which the applicable conversion notice is delivered to us, but not less than 80% of the price per share in our Initial Capital Raise, provided, however, that the number of shares of our common stock issuable upon conversion of the Merger Note will not exceed 19.99% of the number of our outstanding shares of common stock without shareholder approval. As we do not believe we will have sufficient liquidity and capital resources to pay the Merger Note in full when due, as well as to restructure our joint and several debt obligations, we believe we will have to sell additional equity or debt securities prior to the maturity date of the Merger Note to pay or refinance the Merger Note when due. However, as Prateek Gattani, our Chairman of the Board following the Merger, is also the Chief Executive Officer and controlling stockholder of IDC, we also believe we will be able to negotiate an extension of the Merger Note if we are unable to pay it in full at maturity. An event of default under the Merger Note may result in an additional event of default under the Revolver and our other indebtedness for borrowed funds.
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
For the years ended December 31, 2024 and December 31, 2023 total interest expense totaled $12,004,860 and $17,538,816, respectively. Total cash paid for interest for the years ended December 31, 2024 and December 31, 2023 totaled $6,926,853 and $9,150,636, respectively, with the remaining portion of the interest expense as non-cash due to the PIK interest and change in values of the accrued interest liability and amortization of deferred financing costs.
Assessment of Liquidity Position
The Company has assessed its liquidity position as of December 31, 2024 and December 31, 2023. As of December 31, 2024 and December 31, 2023, the total committed resources available were as follows:

	December 31, 2024	December 31, 2023
Cash and Cash Equivalents	$678,676	$1,352,927
Committed Liquidity Resources Available:
Short-term Revolving Credit Facility	(1,299,463)	(22,518,585)
Total Committed Resources Available	$(620,787)	$(21,165,658)
As noted above, pursuant to the Forbearance Agreement, following the payment of the Merger Note, Lyneer intends to replace its obligations under the Revolver with a new revolving credit facility with a borrowing capacity of up to $60,000,000. Lyneer believes the borrowing capacity under such new credit facility, its cash flow from operations and the available net proceeds from the Merger will provide sufficient liquidity and capital resources to conduct its planned operations for at least one year.
Refer To Note 3: Summary of Significant Accounting Policies, Liquidity.
Related Party Transactions
Transactions with Lyneer Management Holdings LLC (“LMH”)
LMH was a non-controlling member of the Company with a 10% ownership interest at December 31, 2023, prior to the Merger. The remaining 90% was owned by Lyneer’s Chief Financial Officer, James Radvany, and its Chief Executive Officer, Todd McNulty, each of whom owned 44.5% of LMH. On November 15, 2022, Lyneer and IDC as co-borrowers issued Year 1 Earnout Notes to LMH with total balances of November 15, 2022. The balance of the Year 1 Earnout Notes payable to LMH was $0 and $5,127,218 as of December 31, 2024 and December 31, 2023, respectively. On January 16, 2024, Lyneer and IDC as co-borrowers issued Year 2 Earnout Notes to LMH with total balances of $2,013,041. The balance of the Year 2 Earnout Notes payable to LMH was $0 for both December 31, 2024 and December 31, 2023.
LMH had the right, but not the obligation to require IDC to purchase LMH’s interest in the Company (the “LMH Put”). On February 28, 2024, LMH exercised its right to put the LMH Units to IDC and entered into a Put-Call Option Note on April 17, 2024, in the amount of $10,796,912. While not formalized until April 17, 2024, the terms of the Put-Call Option Note were agreed to by all parties prior to March 31, 2024 and as such, the Company gave effect to the transaction as of March 31, 2024. The Put-Call Option Note provides that IDC owned one hundred percent (100%) of all the membership interests in Lyneer Investments and requires IDC to pay 50% of outstanding principal six months after issuance with the remaining 50% payable in six equal quarterly payments beginning on December 31, 2024 and continuing until the maturity date of June 30, 2026. The Put-Call Option Note provides for the acceleration of payment principal under certain conditions, including upon a change of control, as defined. The Put-Call Option Note bears interest at a stated annual interest rate of 5.25% which is payable quarterly in arrears commending December 31, 2024. IDC may prepay the Put-Call Option Note at any time without premium or penalty. The Put-Call Option Note contains customary covenants.
As part of the consummation of the Merger on June 18, 2024, IDC paid $2,000,000 to LMH as a partial payment on the Put-Call Option Note.
The principal balance of the combined Earnout Notes payable to LMH was $0 and $5,127,218 as of December 31, 2024 and December 31, 2023, respectively, and is included in “notes payable, current” on the accompanying consolidated balance sheets. Interest expense incurred on the Earnout Notes to LMH totaled $292,996 and $526,156 for the years ended December 31, 2024 and 2023, respectively.
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
As a result of the Merger, the Company is required to file short-term income tax returns for the periods of January 1, 2024 to June 18, 2024 and June 19, 2024 to December 31, 2024. For the first short-period, Lyneer and IDC will file consolidated income tax returns in certain states. In connection with this arrangement the Lyneer has recorded a liability payable to IDC for taxes payable by IDC which represent taxes attributable to Lyneer’s operations included on consolidated state and local income tax returns filed by IDC. These amounts are calculated by determining Lyneer’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $548,432 and $522,472 as of December 31, 2024 and December 31, 2023, respectively, and are included in “accrued expenses and other current liabilities” and “due to related parties” on the accompanying consolidated balance sheets as of December 31, 2024, and December 31, 2023, respectively. For the second short-period ended December 31, 2024, Lyneer will file consolidated income tax returns with Atlantic International Corp.
Total amounts payable to IDC, including the above taxes payable to IDC, amounted to $2,091,035 and $4,384,178 as of December 31, 2024, and December 31, 2023, respectively and are included in “accrued expenses and other current liabilities” and “due to related parties” on the accompanying consolidated balance sheets as of December 31, 2024, and December 31, 2023, respectively. There are no formalized repayment terms.
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
Critical Accounting Policies and Estimates
The preparation of Atlantic’s consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable, allowance for doubtful accounts, unbilled accounts receivable and intangible assets valuation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.
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
Temporary Placement Services Revenue
Temporary placement services revenue from contracts with customers are recognized in the amount which the Company has a right to invoice when the services are rendered by its engagement professionals. The Company invoices its customers for temporary placement services concurrently with each periodic payroll which coincides with the services provided. While all customers are invoiced weekly and payment terms vary, the majority of our customers have payments terms of 30 days; however the Company may extend to 150 days from the invoice date. Customers are assessed for credit worthiness upfront through a credit review, which is considered in establishing credit terms for individual customers. Revenues that have been recognized but not invoiced for temporary staffing customers are included in “unbilled accounts receivable” on the accompanying consolidated balance sheets and represent a contract asset under ASC 606. Terms of collection vary based on the customer; however, payment generally is due within 30 days.
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
Intangible Assets
The Company’s identifiable intangible assets as of December 31, 2024 and December 31, 2023 consisted of customer relationships and tradenames and were initially recognized as a result of the Transaction and represent definite lived intangible assets. The Company does not currently have any indefinite lived intangible assets. Intangible assets are amortized using the straight-line method over their estimated useful lives.
In accordance with the accounting standard for the impairment or disposal of long-lived assets under ASC 360, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable (i.e., information indicates that an impairment might exist).
For long-lived assets to be held and used, the Company recognizes an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. For the years ended December 31, 2024 and December 31, 2023 no impairments were recognized on our intangible assets.
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

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Atlantic International Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atlantic International Corp. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ RBSM LLP
We have served as the Company’s auditor since 2022.
Las Vegas, Nevada
March 28, 2025
PCAOB ID Number 587

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$678,676	$1,352,927
Accounts receivable, net of allowance of $2,726,107 and $1,902,140	64,074,337	58,818,832
Unbilled accounts receivable	9,368,565	5,660,753
Prepaid income taxes	1,202,405	1,281,925
Prepaid expenses and other current assets	4,696,010	3,684,011
Deposits, current	8,000,000	8,000,000
Total current assets	88,019,993	78,798,448
Non-current assets
Property and equipment, net	307,620	432,695
Right-of-use assets	2,067,906	2,368,677
Intangible assets, net	31,395,556	36,188,889
Due from related parties	—	1,150,000
Deferred tax assets, net	—	5,242,610
Deposits, long-term	271,318	276,367
Other assets	689,283	2,208,923
Total non-current assets	34,731,683	47,868,161
Total assets	$122,751,676	$126,666,609
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$2,028,100	$799,568
Accrued expenses and other current liabilities	50,024,550	16,044,095
Due to related parties	—	4,384,178
Current operating lease liabilities	1,313,128	1,436,813
Line of credit, current portion	42,508,379	85,092,695
Notes payable, current portion	1,375,000	48,680,290
Notes payable, current portion – related parties	—	5,127,218
Total current liabilities	97,249,157	161,564,857
Non-current liabilities
Line of credit, net of current portion	1,950,000	—
Notes payable, net of current	34,755,435	—
Non-current operating lease liabilities	813,740	980,851
Other liabilities	—	3,474,954
Total non-current liabilities	37,519,175	4,455,805
Total liabilities	134,768,332	166,020,662
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.00001 par value; 300,000,000 shares authorized; 53,130,946 and 25,423,729 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	531	254
Preferred stock, $0.00001 par value; 20,000,000 shares authorized and none issued at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	123,462,703	22,449,809
Accumulated deficit	(135,479,890)	(61,804,116)
Total stockholders’ equity (deficit)	(12,016,656)	(39,354,053)
Total liabilities and stockholders’ equity (deficit)	$122,751,676	$126,666,609
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Service revenue, net	$442,609,814	$401,374,701
Cost of revenue	395,431,491	354,496,441
Gross profit	47,178,323	46,878,260
Selling, general and administrative	64,021,052	45,441,659
Change in fair value of contingent consideration liabilities	—	(150,093)
Depreciation and amortization	4,991,863	5,038,218
(Loss) income from operations	(21,834,592)	(3,451,524)
Loss on debt extinguishment	1,213,379	189,951
Advisory fees paid in merger	43,000,000	—
Interest expense	12,004,860	17,538,816
Other expense	52,047,957	—
Net loss before (provision for)/benefit from income taxes	(130,100,788)	(21,180,291)
Income tax (expense)/benefit	(5,379,102)	5,928,271
Net loss	$(135,479,890)	$(15,252,020)

Net loss per share, basic and diluted	$(3.68)	$(0.60)

Weighted-average shares outstanding, basic and diluted	36,783,626	25,423,729
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Mezzanine Capital		Members’ Capital (Deficit)			Stockholders’ Equity (Deficit)
			Non-Redeemable Interests			Common Stock
	Redeemable Interests	Total Mezzanine Capital	Contributed Capital	Accumulated (Deficit)	Total Members’ (Deficit)	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2022	$10,165,000	$10,165,000	$9,084,599	$(46,552,096)	$(37,467,497)	-	$-	$19,249,599	$(46,552,096)	$(27,302,497)
Effect of recapitalization	-	-	-	-	-	25,423,729	254	(254)	-	-
Accretion to redemption value	498,750	498,750	(498,750)	-	(498,750)	-	-	-	-	-
Net loss	-	-	-	(15,252,020)	(15,252,020)	-	-	-	(15,252,020)	(15,252,020)
Capital contribution	-	-	3,200,464	-	3,200,464	-	-	3,200,464	-	3,200,464
Balance - December 31, 2023	$10,663,750	$10,663,750	$11,786,313	$(61,804,116)	$(50,017,803)	25,423,729	$254	$22,449,809	$(61,804,116)	$(39,354,053)
Net loss	-	-	-	-	-	-	-	-	(135,479,890)	(135,479,890)
Capital contribution	-	-	1,033,969	-	1,033,969	-	-	1,033,969	-	1,033,969
Effect of recapitalization	-	-	-	-	-	-	-	-	-	-
Accretion to redemption value	133,162	133,162	(133,162)	-	(133,162)	-	-	-	-	-
Redemption of redeemable interests	(10,796,912)	(10,796,912)	10,796,912	-	10,796,912	-	-	-	-	-
Effect from merger	-	-	(23,484,032)	61,804,116	38,320,084	-	-	(1,804,116)	61,804,116	60,000,000
Stock based compensation	-	-	-	-	-	-	-	45,202,329	-	45,202,329
Stock issued	-	-	-	-	-	9,106,231	91	(91)	-	-
Recapitalization of legacy company	-	-	-	-	-	380,648	4	(1,703,193)	-	(1,703,189)
Deemed contribution of debt deconsolidation from related party	-	-	-	-	-	-	-	15,284,178	-	15,284,178
Advisory fees paid in merger	-	-	-	-	-	18,220,338	182	42,999,818	-	43,000,000
Balance - December 31, 2024	$-	$-	$-	$-	$-	53,130,946	$531	$123,462,703	$(135,479,890)	$(12,016,656)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Net loss	$(135,479,890)	$(15,252,020)
Adjustments to reconcile net loss to net cash used in/provided by operating activities:
Bad debt expense	957,031	1,526,985
Amortization, deferred financing cost	594,275	673,322
Loss on debt extinguishment	1,213,379	189,951
Interest paid in kind	1,239,373	1,990,692
Change in estimated fair value of contingent consideration	—	(150,093)
Deferred income taxes	5,242,610	(5,144,846)
Settlement claim to be paid in shares	11,101,671	—
Shares issued for services	43,000,000	—
Depreciation and amortization expense	4,991,864	5,038,218
Share based compensation	45,202,329	—
Expenses paid by IDC	—	1,840,855
Changes in operating assets and liabilities:
Accounts receivable	(6,212,536)	659,233
Unbilled accounts receivable	(3,707,812)	646,253
Prepaid expenses and other current assets	(1,011,999)	(3,020,213)
Prepaid income taxes	79,520	(1,014,262)
Due from related parties	—	(1,689,764)
Deposits	5,049	7,637
Other assets	(230,360)	(572,881)
Right of use assets	300,771	1,472,096
Accounts payable	1,228,532	631,857
Due to related parties	1,033,969	(549,777)
Income taxes payable	13,913	(66,317)
Accrued expenses and other current liabilities	31,685,592	5,162,350
Contingent consideration liability	(6,941,521)	—
Operating lease liability	(290,796)	(1,461,873)
Net cash used in operating activities	(5,985,036)	(9,082,597)
Cash flows from investing activities
Purchase of property and equipment, net	(73,456)	(73,711)
Net cash used in investing activities	(73,456)	(73,711)
Cash flows from financing activities
Borrowings on revolving line of credit	440,079,628	406,301,822
Payments on revolving line of credit	(442,992,103)	(397,468,748)
Borrowings on credit agreement	1,950,000	—
Deemed capital contribution from recapitalization	6,666,216	—
Debt issuance costs payment	(319,500)	(40,000)
Transaction consideration paid on behalf of Parent	—	—
Net cash provided by financing activities	5,384,241	8,793,074
Net decrease in cash and cash equivalents	(674,251)	(363,234)
Cash and Cash Equivalents – Beginning of period	1,352,927	1,716,161
Cash and Cash Equivalents – End of period	$678,676	$1,352,927

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$6,926,853	$9,150,636
State Income Taxes, net of refunds received	$17,100	$73,541
Non-cash investing and financing activities:
Derecognition of debt, net related to debt deconsolidation	$(68,946,155)	$—
Accretion of redeemable units to redemption value	$133,162	$498,750
Unpaid interest added to Term Note	$—	$357,500
Unpaid debt issuance costs added to Term Note	$600,000	$—
Notes payable issued for amounts due under contingent consideration arrangements	$6,941,521	$—
Deemed capital contribution	$1,033,969	$3,200,464
Change in related parties	$(6,338,027)	$—
Deemed capital contribution from Merger	$8,617,962	$—
Liabilities assumed in Merger	$1,703,193	$—
Recapitalization of equity as a result of the Merger	$73,580,989	$—
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1: Organization, Nature of Operations and Basis of Presentation
On June 18, 2024 (the “Closing Date”), Atlantic International Corp. (“Atlantic” or the “Company,” formerly known as SeqLL Inc.) completed the acquisition (the “Merger”) of Lyneer Investments LLC and its operating subsidiaries, including Lyneer Staffing Solutions, LLC (collectively, “Lyneer”). See Note 2: Merger and Acquisition for further information.
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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) pursuant to the accounting and disclosure rules and regulations of the United States Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements include the consolidated accounts of Atlantic International Corp, Lyneer Investments, Lyneer Holdings and LSS. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Total amounts due from the Sellers under the indemnification provisions of the Transaction amounted to $0 and $2,500,000 as of December 31, 2024 and December 31, 2023, respectively and represented reimbursement for legal fees incurred to which the Company has a right to reimbursement under the Transaction Agreement.

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
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the consolidated balance sheets and consolidated statements of changes of stockholders’ equity (deficit) giving effect to December 31, 2022 for the audit at December 31, 2024 for the recapitalization related to the Merger.

Note 2: Merger
On May 29, 2023 and subsequently amended on June 23, 2023, October 5, 2023, October 17, 2023, November 3, 2023, January 16, 2024, March 7, 2024 and April 15, 2024, the Company, now known as Atlantic International Corp., a Delaware corporation (“SeqLL”), a Delaware corporation, SeqLL Merger, LLC, a Delaware limited liability company (“SeqLL Merger Sub”), Atlantic Acquisition Corp., a Delaware corporation (“Atlantic”), Atlantic Merger LLC, a Delaware limited liability company and a majority-owned subsidiary of Atlantic (“Atlantic Merger Sub”), Lyneer, IDC and LMH, a Delaware limited liability company (“Lyneer Management”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (i) Atlantic Merger Sub was merged with and into Lyneer with the Lyneer continuing as the surviving entity and as an approximately 41.7%- owned subsidiary of Atlantic, and an approximately 58.3%-owned subsidiary of IDC, and (ii) SeqLL Merger Sub was subsequently be merged with and into Lyneer, with Lyneer continuing as the surviving entity and a wholly-owned subsidiary of SeqLL (collectively referred to as the “Merger”).
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
b)Subsequent to SeqLL’s sale of assets to SeqLL Omics, SeqLL had no or nominal assets and no or nominal operations, and did not meet the definition of a business;
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

Note 3: Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash includes funds deposited in banks. The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents.
Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment upon receipt of invoice. The Company extends credit to customers with normal payment terms of 30 days; however the Company may extend to 150 days from the invoice date. Customer account balances which have not been timely paid according to the customer-specific payment terms are considered delinquent. Accounts receivable are stated at the amount billed to the customer. Upon determination by management, accounts receivable balances are placed into legal, collect and bankruptcy classification, usually on balances over ninety days past the due date. Payments of accounts receivable are allocated to the invoices specified on the customer’s remittance advice or, if unspecified, are applied as payments on account until the specific invoices paid are determined.
Contracts with certain customers allow the Company to charge interest at a rate of 1.5% per month once invoices are considered delinquent, which varies based on the terms of the contracts. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management assesses the valuation allowance in accordance with ASU 2016-13, Financial Instruments – Credit Losses, estimating for all credit losses inherent in the receivable portfolio, not just on receivables that are showing signs of impairment. Management individually reviews all past due accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management performs a comprehensive analysis of its entire accounts receivable portfolio and identifies potentially impaired receivables in each aging bucket. Additionally, management calculates and applies a loss rate to each aging bucket in its receivable portfolio to reserve for all expected credit losses on accounts receivable.
Unbilled Accounts Receivable
Unbilled receivables represent revenue recognized for temporary placement services related to claims for which clients have received economic value that were not invoiced at the balance sheet date. Management believes that unbilled receivables are similar in risk profile to the “current” receivable aging bucket and applied the same loss rate as accounts receivable on all outstanding unbilled receivables.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of property and equipment is computed principally using the straight-line method over the lesser of the estimated useful lives or, in the case of leasehold improvements over the shorter of the useful life of the asset or the remaining term of the lease.
Major improvements are capitalized, while replacements, maintenance and repairs that do not extend the lives of the assets are charged directly to expense as incurred. Upon the disposition of property and equipment, the cost of the asset and the associated accumulated depreciation are eliminated from the related accounts and any resulting gain or loss is recognized as a component of income or loss.
Joint and Several Liability Arrangements
In connection with the Transaction, the Company has entered into several debt facilities under which it is jointly and severally liable for repayment with its parent IDC. The Company measures obligations resulting from joint and several liability arrangements in accordance with ASC 405-40 – Obligations Resulting from Joint and Several Liability Arrangements (“ASC 405-40”). ASC 405-40 requires that when determining the amount of liability to recognize under a joint and several obligation, a reporting entity which is an obligor under a joint and several liability arrangement first look to the terms of a related agreement with its co-obligors and record an amount equal to what it is obligated to pay under that agreement, plus any amount it expects to pay on behalf of the co-obligors. If no agreement with the co-obligors exists a reporting entity should recognize the full amount that it could be required to pay under the joint and several liability obligation. The offsetting journal entry upon the Company’s recognition of amounts under joint and several liability arrangements will differ based on the substance of the transactions or events that gave rise to recognition. In cases where a joint and several liability arises because the Company has received cash proceeds for use in its own operations the offsetting entry is generally a debit to cash. In cases where the Company has recognized a liability and funds were borrowed for the benefit of IDC, the Company generally recognizes a deemed distribution within its consolidated statements of changes in stockholders’ equity (deficit). The Company records associated interest expense and associated debt issuance costs for all amounts that it has recognized in its financial statements under joint and several liability obligations. Amounts recognized in the Company’s financial statements represents its portion of amounts Lyneer expects to repay under its respective joint and several liability agreements as of December 31, 2024 and December 31, 2023, respectively. As of the date of the Merger, the Company deconsolidated its joint and several debt obligations as it believes it is reasonably probable that IDC has the ability to repay their portion. See Note 8: Debt for more information.
Contingent Consideration
For business combinations that require additional assets — such as cash, notes, or equity securities — to be transferred to the selling parties in the event certain future events occur or conditions are met (“contingent consideration”), the Company recognizes the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the business combination. The Company’s contingent consideration is classified as a liability and measured at fair value at each reporting date until the contingency is resolved, with any changes in fair value recognized in the Company’s consolidated statements of operations. The measurement period for the Company’s contingent consideration arrangements expired on August 31, 2023, at which time amounts owed by the Company to its former owners were computed and represent fixed amounts, included in “accrued expenses and other current liabilities” and “other liabilities” on the accompanying consolidated balance sheets. On January 16, 2024, six notes payable with equivalent terms, except to the amount of principal and interest were issued to the Sellers.
Segments
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer (“CEO”) is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has one operating segment, which is the business of providing commercial staffing solutions.
Redeemable Units
Certain outstanding ownership interests of the Company were redeemable upon certain defined events that were determined to be outside of the Company’s control during the period ended December 31, 2021. Accordingly, these ownership interests were initially recorded in mezzanine capital and subject to subsequent measurement under the guidance provided under ASC Topic 480 – Distinguishing Liabilities from Equity (“ASC 480”). Pursuant to ASC 480, contingently redeemable equity instruments that are not redeemable as of the balance sheet date but probable of becoming redeemable in the future, should be accreted to their redemption value either immediately or ratably. The Company performs an assessment as to whether an outstanding contingently redeemable instrument is probable of becoming redeemable in the future at each reporting date. The Company has elected to recognize changes in redemption value immediately upon the determination that an outstanding instrument is probable of becoming redeemable in the future. Increases in the redemption value of contingently redeemable units are recorded as an increase in mezzanine capital and a reduction of members’ capital. These units were exercised on February 28, 2024 and were reclassed to permanent equity.
Intangible Assets
The Company’s identifiable intangible assets as of December 31, 2024 and 2023 consist of the Company’s customer relationships and tradenames and were initially recognized as a result of the Transaction. The Company’s intangible assets are amortized using the straight-line method over their estimated useful lives.
Impairment of Long-Lived Assets
In accordance with ASC Topic 360 – Property, Plant, and Equipment, the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
For long-lived assets to be held and used, the Company recognizes an impairment loss only if the asset’s carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. For the years ended December 31, 2024 and 2023, there was no impairment of the Company’s long-lived assets.
Leases
The Company is a lessee under various noncancellable operating leases.
The Company accounts for leases in accordance with ASC Topic 842 – Leases (“ASC 842”). The Company determines if an arrangement is or contains a lease at contract inception. If a contract is or contains a lease, the Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date.
For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments.
Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) lease term, and (3) lease payments.
•ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease.
•The lease term for all the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
•Lease payments included in the measurement of the lease liability are fixed payments, including in-substance fixed payments, owed over the lease term.
The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.
For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the ROU asset is reduced to zero and the remainder of the adjustment is recorded in profit or loss.
Deferred Financing Costs
Costs that are incremental and direct to obtaining debt financing are capitalized and amortized as a component of “interest expense” on the accompanying consolidated statements of operation, over the term of the related debt based on the effective interest method. Unamortized deferred financing fees are presented as a contra-liability with respect to the associated outstanding debt on the Company’s consolidated balance sheets.
Revenue Recognition
Service Revenues
The Company derives its revenues from two service lines: temporary placement services and permanent placement and other services. Revenues are recognized when promised goods or services are delivered to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) it identifies the contract with a customer; (ii) it identifies the performance obligations in the contract; (iii) it determines the transaction price; (iv) it allocates the transaction price to the performance obligations in the contract; and (v) it recognizes revenue when (or as) the Company satisfies a performance obligation.
Temporary Placement Services Revenue
Temporary placement services revenue from contracts with customers are recognized in the amount which the Company has a right to invoice when the services are rendered by the Company’s engagement professionals. The Company invoices its customers for temporary placement services concurrently with each periodic payroll which coincides with the services provided. Revenues that have been recognized but not invoiced for temporary staffing customers are included in “unbilled accounts receivable” on the Company’s consolidated balance sheets and represent a contract asset under ASC 606.
Most engagement professionals placed on assignment by the Company are employed by a third-party professional employer organization (“PEO”) while they are working on assignments. The PEO pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits which is invoiced back to the Company on a weekly basis. The Company assumes the risk of acceptability of its employees to its customers.
The Company records temporary placement services revenue on a gross basis as a principal, rather than on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties, and (iii) bears the risk for services that are not fully paid for by customers.
Permanent Placement and Other Services Revenue
Permanent placement and other services revenue from contracts with customers are primarily recognized when employment candidates accept offers of permanent employment and begin work for the Company’s clients. Certain of the Company’s permanent placement contracts contain a thirty-day guarantee period. The Company has a substantial history of estimating the financial impact of permanent placement candidates who do not remain with its clients through the thirty-day guarantee period. If a candidate voluntarily leaves or is terminated for cause prior to the completion of thirty days of employment, the Company will provide a replacement candidate at no additional cost to the customer, as long as the placement fee is paid within thirty days of the candidate’s start date. When required to provide a replacement candidate, the Company defers the recognition of revenue until a replacement candidate is found and hired, and any associated fees collected from the customer is recorded as a contract liability. Fees to clients are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement talent solutions services are charged to employment candidates, regardless of whether the candidate is placed.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
Cost of Revenue
Direct costs of temporary placement services consist of payroll, payroll taxes, and benefit costs for the Company’s engagement professionals. There are no material direct costs of permanent placement and other services.
Advertising Expense
The Company expenses advertising costs as incurred. For the years ended December 31, 2024 and December 31, 2023, the Company recorded advertising expense of $968,077 and $962,606, respectively. Advertising expense is included in “selling, general and administrative” on the accompanying consolidated statements of operations.
Stock-based Compensation
The Company has a stock-based compensation plan, which is described more fully in Note 18: Stock-Based Compensation. In accordance with ASC Topic 718 — “Compensation-Stock Compensation”, compensation expense associated with restricted stock units is equal to the closing price of the Company’s stock on the date of grant and is recorded pro rata over the required service period.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
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
The Company recognizes uncertain tax positions that it has taken or expects to take on a tax return. Management makes a determination as to whether it is more likely than not that an income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the Company were to incur an income tax liability from an uncertain tax position in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes.
Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors.
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has applied the framework for measuring fair value which requires a fair value hierarchy to be applied to all fair value measurements. All financial instruments recognized at fair value are classified into one of three levels in the fair value hierarchy as follows:
Level 1 - Valuation based on quoted prices (unadjusted) observed in active markets for identical assets or liabilities.
Level 2 - Valuation techniques based on inputs that are quoted prices of similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not in active markets; inputs other than quoted prices used in a valuation model that are observable for that instrument; and inputs that are derived from or corroborated by observable market data by correlation or other means.
Level 3 - Valuation techniques with significant unobservable market inputs.
The Company measures certain non-financial assets and liabilities, including long-lived assets and intangible assets, at fair value on a nonrecurring basis. The fair value of contingent consideration is classified within Level 3 of the fair value hierarchy.
Loss Contingencies
From time to time, the Company may become involved in various claims, disputes and legal or regulatory proceedings that arise in the ordinary course of business. The Company assesses its potential contingent and other liabilities by analyzing its claims, disputes and legal and regulatory matters using all available information and developing its views on estimated losses in consultation with its legal and other advisors. The Company determines whether a loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. If the contingency is not probable or cannot be reasonably estimated, disclosure of the contingency shall be made when there is at least a reasonable possibility that a loss may be incurred. Legal fees incurred by the Company related to contingent liabilities are expensed as incurred.

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
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40 – Going Concern, Management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern. This evaluation includes considerations related to financial and other covenants contained in the Company’s credit facilities, as well as forecasted liquidity. The Company’s milestone for its capital raise of not less than $20,000,000 was been due on January 15, 2025 and Management believes it is likely that the milestone will either be eliminated upon the debt paid off or amended by the lenders. The Company has entered into and has been approved by a new ABL lender and expects to close funding on the new credit facility by the end of April 2025. Our current ABL lender has agree to continue extending the credit facility under normal course. The bridge lender has also agreed to extend the maturity date of the $1,950,000 Credit Agreement to June 18, 2026. The Company will continue to borrow under the existing facility in its normal course of business until closing.
Recent Accounting Pronouncements
Standards Recently Adopted
In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted the new standards in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
In December 2023, the FASB issued ASU 2023-09 – Income Taxes (“ASU 2023-09”) to enhance income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company adopted ASU 2023-09 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The Company does not believe ASU 2023-07 or ASU 2024-03 have a material effect on its consolidated financial statements.
Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 – Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”) to improve the disclosures about an entity’s expenses and provide more detailed information about the types of expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company plan to adopt ASU 2024-03 for the reporting period December 31, 2026.
In January 2025, the FASB issued ASU 2025-01 – Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2025-01”) to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt ASU 2025-01 for the annual reporting period December 31, 2026 and interim periods for the quarterly reporting period March 31, 2027.
The Company does not believe any other recently issued but not yet effective accounting pronouncements will have a material effect on its consolidated financial statements.

Note 4: Revenue Recognition and Accounts Receivable
The Company’s disaggregated revenues are as follows:

	Year Ended December 31,
	2024	2023
Temporary placement services	$438,820,825	$396,739,483
Permanent placement and other services	3,788,989	4,635,218
Total service revenues, net	$442,609,814	$401,374,701
When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because all its revenues are from placement services, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from its revenue generating activities. For the periods ended December 31, 2024 and December 31, 2023, revenues from the Company’s largest customer accounted for approximately 16% and 16% of consolidated revenues, respectively; no other customers accounted for more than 10% of the Company’s consolidated revenues in either period. Economic factors specific to this customer could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.
Contract assets consists of unbilled accounts receivable of $9,368,565 and $5,660,753 as of December 31, 2024 and December 31, 2023, respectively. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment upon receipt of invoice.
Accounts receivable is as follows:

	December 31, 2024	December 31, 2023
Accounts receivable	$66,800,444	$60,720,972
Allowance for doubtful accounts	(2,726,107)	(1,902,140)
Accounts receivable, net	$64,074,337	$58,818,832
The Company’s accounts receivable serves as collateral for the Revolver and the Term Note has a second lien after the Revolver.
The Company recognized $957,031 and $1,526,985 of bad debt expense during the years ended December 31, 2024 and 2023, respectively.
None of the Company’s customers accounted for more than 10% of the Company’s accounts receivable as of December 31, 2024 and December 31, 2023.
Note 5: Property and Equipment
Property and equipment consisted of the following:

	December 31, 2024	December 31, 2023	Estimated Useful Life
Computer equipment and software	$803,917	$730,941	3 years
Office equipment	94,876	94,876	5 years
Furniture and fixtures	169,258	168,778	7 years
Leasehold improvements	18,420	18,420	Lesser of lease term or asset life
Total	$1,086,471	$1,013,015
Less: accumulated depreciation and amortization	(778,851)	(580,320)
Property and equipment, net	$307,620	$432,695
Total depreciation expense of $198,531 and $244,885 was recorded during the years ended December 31, 2024 and 2023, respectively and is included in “depreciation and amortization” in the accompanying consolidated statements of operations.

The carrying value of the Company’s property and equipment serving as collateral for the Company’s outstanding indebtedness amounted to $305,922 and $426,920 as of December 31, 2024 and 2023, respectively.
Note 6: Intangible Assets
Intangible assets consisted of the following:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$35,000,000	$(7,784,444)	$27,215,556	$35,000,000	$(5,451,111)	$29,548,889
Trade Name	12,400,000	(8,220,000)	4,180,000	12,400,000	(5,760,000)	6,640,000
Total intangible assets	$47,400,000	$(16,004,444)	$31,395,556	$47,400,000	$(11,211,111)	$36,188,889
Total amortization expense of $4,793,333 was recorded during both the years ended December 31, 2024 and 2023. Amortization expense related to intangible assets is included in “depreciation and amortization” on the accompanying consolidated statements of operations.
As of December 31, 2024 scheduled future amortization of the Company’s intangible assets is as follows for each of the next five years and thereafter:

2025	$4,793,333
2026	4,053,334
2027	2,333,333
2028	2,333,333
2029	2,333,334
Thereafter	15,548,889
Total	$31,395,556
The Company continuously monitors for events and circumstances that could indicate that it is more likely than not that its finite lived intangible assets and other long-lived assets are impaired or not recoverable (a triggering event). During the year ended December 31, 2024, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, and overall financial performance of the Company. Based on the analysis of relevant events and circumstances, the Company concluded a triggering event had not occurred as of December 31, 2024.
Note 7: Leases
We determine whether an arrangement is a lease at inception and whether such leases are operating or financing leases. The Company does not have any material leases, individually or in the aggregate, classified as finance leases. For each lease agreement, the Company determines its lease term as the non-cancellable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. We use these options in determining our capitalized financing and right-of-use assets and lease liabilities.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. To determine the discount rate to use in determining the present value of the lease payments, we use the rate implicit in the lease if determinable, otherwise we use our incremental borrowing rate.
The Company maintains operating leases for corporate and field offices. The Company’s leases have initial terms ranging from one month to three years, some of which include the option to renew, and some of which include an early termination option. During the year ended December 31, 2024, the Company extended certain of its leases for periods ranging from one to five years.

Variable Lease Costs
Certain of the Company’s leases require payments for taxes, insurance, and other costs applicable to the property, in addition to the minimum lease payments. These costs are considered variable costs which are based on actual expenses incurred by the lessor. Therefore, these amounts are not included in the calculation of the right-of-use assets and lease liabilities.
The Company has lease agreements which provide for fixed and scheduled escalations, which are included in the calculation of the right-of-use assets and lease liabilities. The Company does not generally enter into lease agreements with increases in the base rent amount based on changes to the consumer price index.
Further, the Company has several locations in which its lease tenancy is month-to-month. For purposes of the Company’s lease liability calculations, the Company has estimated the length of time that it is reasonably certain to occupy the space. There is inherent variability risk due to these month-to-month tenancies.
Options to Extend or Terminate Leases
Many of the Company’s leases contain options to extend the lease term. The leases generally contain a single option of one-year to three-year renewal terms. The exercise of lease renewal options is at the Company’s sole discretion. If it is reasonably certain that the Company will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of the Company’s right-of-use assets and lease liabilities. The Company’s leases do not generally contain options to early terminate; however, leases with month-to-month tenancy can be terminated at any time.
Discount Rate and Lease Term
The following table summarizes the weighted average remaining lease term and discount rate for operating leases as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term for operating leases	2.07 years	1.75 years
Weighted average discount rate for operating leases	6.29%	4.22%
Lease Costs and Activity
The Companies lease costs and activity are as follows:

	Year Ended December 31,
Operating Lease Cost	2024	2023
Fixed lease costs to non-related parties	$1,723,037	$1,419,202
Variable lease costs to non-related parties	224,041	226,837
Total lease cost	$1,947,078	$1,646,039

	Year Ended December 31,
Supplemental Cash Flow Disclosures	2024	2023
Cash paid to non-related parties for the amounts included in the measurement of operating lease liabilities	$1,703,706	$1,409,154
Right-of-use assets obtained in exchange of new operating lease liabilities	$429,121	$445,480

Maturity of Lease Liabilities
The following table summarizes the future minimum payments for operating leases as of December 31, 2024, due in each year ending December 31:

Year	Minimum Lease Payments
2025	$1,398,593
2026	528,973
2027	215,140
2028	49,140
2029	39,146
Thereafter	47,068
Total lease payments	$2,278,060
Less: imputed interest	(151,192)
Present value of operating lease liabilities	$2,126,868
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
The table below provides a breakdown of the Company’s recognized debt:

	December 31, 2024	December 31, 2023
Revolver	$42,508,379	$85,092,695
Term note	—	34,223,489
Seller notes	—	7,875,000
Earnout notes	—	8,366,915
Earnout notes – related party	—	5,127,218
Credit Agreement	1,950,000	—
Promissory Note	1,375,000	—
Merger Note	35,000,000	—
Less: unamortized debt issuance costs	(244,565)	(1,785,114)
Total debt	$80,588,814	$138,900,203

Current portion	$43,883,379	$138,900,203
Non-current portion	$36,705,435	$—
The revolving credit facility (the “Revolver”) and Term Note contain certain customary financial and non-financial covenants that the Company is required to comply with. The Company and its lenders executed multiple amendments to its debt facilities in anticipation of the closing of the Merger. The multiple amendments executed since 2023 were in response to the delayed closing of the Merger. As of the issuance date of the Company’s December 31, 2024 financial statements, the Ninth Amendment to the Revolver and Tenth Amendment to the Term Note represent the currently effective amendments to each respective debt facility, as described further below. As of August 12, 2024, the lenders waived all existing events of default as of the date of the agreement and agreed to forbear from exercising their rights and remedies with respect to such events of default under the credit facilities through September 30, 2024. The Company has received conditional approval and preliminary term sheet by a new ABL lender and expects to close on a new credit facility by the end of April 2025. The Company will continue to borrow under the existing facility in its normal course of business until closing.

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
As of December 31, 2024, and December 31, 2023, the Company has recognized liability balances on the Revolver of $42,508,379 and $85,092,695, respectively.
Borrowings under the Revolver (as amended on November 15, 2022) are classified as one of the following:
•SOFR Revolving Credit Loans
•SOFR FILO (“first-in-last-out”) Loans
•Base Rate Revolving Credit Loans
•Base Rate FILO Loans
•Swing-Line Loans
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
The Company has received conditional approval to extend the current milestone for the Company’s Initial Capital Raise to a future undetermined date.
The Company has received conditional approval and a preliminary term sheet by a new ABL lender and expects to close on a new credit facility by the end of April 2025. The Company will continue to borrow under the existing facility in its normal course of business until closing.
The table below summarizes the interest rates, per annum, on each loan type as of December 31, 2024 and 2023, respectively.

	As of December 31,
	2024	2023
Base Rate Revolving Credit Loans	12.25%	12.25%
Swing-Line Loans	—%	—%
Base Rate FILO Loans	—%	11.21%
SOFR Revolving Credit Loans	9.21%	10.21%
The Company must pay a fee for unused borrowing capacity on the Revolver in an amount calculated at a rate of 0.25% per annum of the unused amount.
The Revolver requires that the co-borrowers comply with certain financial and non-financial covenants. The Revolver requires that the Company together with IDC meet certain financial covenants which are generally calculated with reference to the financial performance, asset balances, and borrowings of IDC together with all of its consolidated subsidiaries (including the Company).
Under the terms of the Revolver, the Company is prohibited from making dividends or distributions to owners who are not also co-borrowers on the Revolver.
Pursuant to the credit agreement for the Revolver, co-borrowers are required to make a mandatory principal prepayment in the event cash proceeds are received from the following (unless specifically authorized by terms of the Revolver): issuance of equity securities, incurrence of additional debt and/or disposition of assets.
Pursuant to the credit agreement for the Revolver, upon the receipt of certain payments outside of ordinary course of business, the co-borrowers are required to remit such proceeds to the Revolver Lenders as a prepayment.
Total available borrowing capacity on the Revolver as of December 31, 2024 was over-advanced by $1,299,463.
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
As of December 31, 2024, and December 31, 2023, the Company has recognized liability balances on the Term Note of $0, and $34,223,489, respectively.
On May 5, 2023, the Third Amendment to the Term Note revised the stated interest rate which may vary between 14% and 16% per annum, with the cash portion of the stated rate varying from 10% to 11% per annum, and the Paid-in-Kind (“PIK”) portion varying from 4% to 5% per annum, based on specified financial ratios and similar metrics.
The Third Amendment to the Term Note was treated as a modification after the Company’s analysis according to ASC 470 and as such, the Company is deferring the $100,000 amendment fee and will amortize as an adjustment to interest expense over the remaining term, along with any existing unamortized costs using the effective interest method. IDC paid the $100,000 amendment fee which is included in “capital contribution” on the accompanying consolidated statements of changes in stockholders’ equity (deficit). Fees paid to third parties are expensed as incurred, and no gain or loss was recorded on the modification.
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
The Company has received conditional approval to extend the current milestone for the Company’s Initial Capital Raise and the future date hasn’t been determined. Additionally, the Term Note obligation is fully covered by the Allocation agreement with IDC, as discussed below.
The Term Note includes certain financial and non-financial covenants. The Term Note requires that the Company, together with IDC, meet certain financial covenants which are generally calculated with reference to the financial performance, asset balances, and borrowings of IDC together with all its consolidated subsidiaries.

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
The Company has recognized Seller Note liability balances of $0 and $7,875,000 as of December 31, 2024, and December 31, 2023, respectively.
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
The Earnout Note liability was $0 and $13,494,133 at the periods ended December 31, 2024 and December 31, 2023, respectively.
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
Merger Note
In connection with the closing of the Merger, we issued to IDC the Merger Note in the principal amount of $35,000,000 with an original maturity date of September 30, 2024. The Merger Note does not bear interest and is not convertible prior to an event of default under the Merger Note. If an event of default should occur under the Merger Note, the Merger Note will bear interest at the rate of 7% per annum commencing upon the date of such event of default and will be convertible into shares of our common stock at a price per share that equals the lowest daily volume weighted average price per share (VWAP) during the five trading days immediately preceding the date on which the applicable conversion notice is delivered to us, but not less than 80% of the price per share in our Initial Capital Raise, provided, however, that the number of shares of our common stock issuable upon conversion of the Merger Note will not exceed 19.99% of the number of our outstanding shares of common stock without shareholder approval. An event of default under the Merger Note may result in an additional event of default under the Revolver and our other indebtedness for borrowed funds.
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
Subsequent to the executed amendments of the Company’s debt obligations described herein, the future minimum principal payments on the Company’s outstanding debt are as follows:

As of December 31, 2024
Remainder of 2024	$—
2025	43,883,379
2026	36,950,000
2027	—
2028	—
Thereafter	—
Total	$80,833,379

Interest Expense
The Company recognized total interest expense of $12,004,860 and $17,538,816 during the years ended December 31, 2024 and 2023, respectively. $594,275 and $673,322 of deferred financing costs were recognized as a component of “interest expense” on the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.
Note 9: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31, 2024	December 31, 2023
Potential settlement offer for legacy stockholders	$11,101,671	$—
Accrued wages and salaries	28,784,955	5,372,929
Accrued commissions and bonuses	3,515,821	549,313
Accrued interest	683,046	3,001,362
Income tax payable	13,913	—
Earnout due to sellers – current portion	—	3,474,954
Accrued other expenses and current liabilities	5,925,144	3,645,537
Total accrued expenses and other current liabilities	$50,024,550	$16,044,095
Legacy Stockholder Dividend Settlements
The Company has extended offers for settlement to stockholders as a result of the Company failing to declare and pay a declared dividend as described in the Company’s filings. The Company has issued 764,486 shares in partial satisfaction of this settlement as of the issuance date of the Company’s December 31, 2024 financial statements at the September 10, 2024 closing stock price of $6.45. See Note 21: Subsequent Events for further discussion on these settlements.
On October 24, 2024 the Company entered into an Amended and Restated Settlement Agreement and General Release of Claims with regard to the Company’s failing to declare and pay a declared dividend as described in the Company’s filings and the shareholder agreed to provide consulting services to the Company. In full and final satisfaction of any and all obligations related to the dividend and consulting services, the Company agreed to the following:
•$25,000 cash payment as an initial payment under the Consulting Agreement
•Consulting fees will be paid at the sum of $7,500 per month, paid quarterly
•757,833 shares will be issued as additional consideration for up to 10 hours of services a week. Any weekly hours in excess of those hours will be billed at a negotiated rate
•230,027 shares will be issued as a Dividend settlement
Legal Counsel Exchange Agreement
On December 5, 2024, the Company and its legal counsel entered into an exchange agreement whereby the Company shall issue to legal counsel 20,000 restricted shares of common stock in satisfaction of $101,400 of accounts payable to legal counsel at the closing price of $5.07 per share. These shares were transferred to legal counsel on February 12, 2025.
Note 10: Retirement Plan
The Company maintains a 401(k) plan for qualified employees. The plan covers substantially all full-time employees of the Company who meet certain age and length of service requirements. There is no requirement for the Company to match employee contributions to the plan. The Company did not contribute to the plan during the years ended December 31, 2024 and 2023.

Note 11: Commitments and Contingencies
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
On February 2, 2018, Michael Smith on his own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against various defendants in the Superior Court of California, Los Angeles County, that was subsequently amended to add Lyneer as a defendant on April 28, 2022. The complaint alleges wage and hour claims, and inaccurate wage statement claims on behalf of the class and plaintiff. The parties have agreed to a $300,000 settlement which is pending court approval.
On October 30, 2019, Rosanna Vargas filed a complaint in the Superior Court of New Jersey at Camden County against Lyneer and various defendants, including Lyneer’s client, alleging severe personal injury sustained at work. The case is now closed as to all parties. As a result of the matter, Lyneer’s client sought indemnification from Lyneer pursuant to an indemnification demand issued to Lyneer on June 10, 2022. Accordingly, Lyneer agreed to pay approximately $1,030,000 over 36 months, beginning in July 2023, to settle the claim.
On January 6, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Los Angeles County, by Enrique Briseno as class representative. The Complaint was filed only against the Company’s client. The matter settled for $425,000, $300,000 of which is to be paid by the Company, and the remaining $125,000 is to be paid by the client. The settlement agreement was signed on December 17, 2024 and has been finalized and executed and provided to the Court for approval , and the Company is currently awaiting such approval. If approved, it is anticipated that the settlement payment will be due in the second quarter of 2025. The Company has accrued the full amount of the $300,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
On June 16, 2021, a complaint was filed in the Superior Court of New Jersey Law Division, Middlesex County. The complaint alleges a former minor employee (who obtained employment by providing false information) was injured on October 15, 2020, at the Co-Defendant’s worksite. A settlement conference was held on August 28, 2024, but was unsuccessful. The Company’s liability insurance carrier and the Company's worker's compensation insurance carrier and the liability insurance carrier for the client held a settlement conference on March 11, 2025, but was unsuccessful and the matter is listed now listed for trial on April 28, 2025. The Company believes it has issues for appeal, but believes it is probable to receive an unfavorable outcome. The Company believes that the insurance carriers will contribute a significant amount, if not all, of the potential settlement. The Company has accrued $291,667 towards the potential settlement, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
On October 8, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Orange County, by Maria Reyes and Teresa Alvarez as class representatives. The Complaint was filed against the Company as well as the Company’s client. The matter settled for $750,000, $650,000 of which is to be paid by the Company, and the remaining $100,000 is to be paid by the client. The settlement agreement was signed November 16, 2023 and has been finalized and executed and provided to the Court for approval, and the Company is currently awaiting such approval. If approved, it is anticipated that the settlement payment will be due in the first or second quarter of 2025. The Company has accrued the full amount of the $650,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
Executive Employment and Consulting Agreements
Consulting Agreement with Robert Machinist
Upon the closing of the Merger, Robert Machinist entered into a one-year consulting agreement with our company as Executive Vice Chairman of the Board. Mr. Machinist’s consulting fee is $180,000 per annum. Mr. Machinist is entitled to a $100,000 transaction bonus upon the completion of the Merger. Mr. Machinist is eligible for discretionary annual bonuses as determined by the compensation committee of our board of directors.
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
If we terminate the employment agreement for any reason other than Cause (as defined), all of Mr. Broderick’s then-outstanding restricted stock, restricted stock units and warrants will immediately vest, and Mr. Broderick will be entitled to (i) 12 months of severance payments of his base salary, (ii) a prorated annual bonus if we are on pace to meet the above-

stated performance milestones, (iii) the right to 12 months of COBRA insurance, and (iv) reasonable outplacement services for a period of up to 90 days from termination.
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
Board of Directors Agreement (Chairman) with Prateek Gattani
Upon the closing of the Merger, the Company adopted the Board of Director’s Agreement dated as of April 15, 2024 with Prateek Gattani to serve as Chairman of the Board for a two-year period from the closing of the Merger. The agreement provides for Mr. Gattani to have all responsibilities of a director of the Company. He is to be paid an annual fee equal to the higher of $200,000 or the highest amount any other director is being paid. Mr. Gattani was granted RSUs to purchase 1,300,000 shares of common stock vested upon the date of grant and which have been issued. The agreement provides that he cannot be removed except by the Company’s stockholders.
Note 12: Fair Value Measurements
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

December 31, 2024
Beginning balance	$7,100,000
Issuance of Earnout Notes	—
Change in fair value	(150,093)
Transfer to purchase consideration	(6,949,907)
Ending balance	$—
See Note 17: Related Party Transactions for a discussion of the Company’s contingent consideration liabilities attributed to LMH.
The Company did not have any transfers between Levels 2 and 3 within the fair value hierarchy during the years ended December 31, 2024 and 2023.
On January 16, 2024, the Company converted the Earnout liability to Subordinated promissory notes. See Note 8: Debt for further discussion.
Financial Instruments not Carried at Fair Value
The Carrying values of the Company’s cash and cash equivalents approximated their fair values due to their short-term maturities. The carrying values of other current assets and liabilities including accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their fair value due to their short-term maturities.
As of December 31, 2024 and 2023 the Company’s variable rate indebtedness consists of the Revolver which bears interest at variable rates (SOFR or a Base Rate plus a margin, and LIBOR or a Base Rate plus a margin on December 31, 2024 and 2023, respectively). The carrying value of the Company’s recognized borrowings under the Revolver approximates their fair value as the debt is at variable rates currently available and resets on a monthly basis.
The fair value of the Company’s fixed rate debt, which consists of the Merger Note, Credit Agreement and Promissory Note as of December 31, 2024 and the Term Note, the Seller Note and the Earnout Notes as of December 31, 2023 is estimated using Level 2 inputs by discounting future cash flows using estimated rates which the Company believes approximate current market interest rate for similar obligations.
A summary of the carrying value and fair value of the Company’s debt is as follows:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable Rate Debt	$42,508,379	$42,508,379	$85,092,697	$85,092,697
Fixed Rate Debt	$38,325,000	$38,400,000	$55,592,622	$55,100,000
Note 13: Segment Reporting
The Company reports information about operating segments in accordance with ASU 2023-07, which requires financial information to be reported based on the way management organizes segments within a company for making operating decision and evaluating performance. The Company derives revenue from hourly fees charged from the placement of “light industrial” temporary staffing and placement fees earned from the placement of professional permanent employees at its customers. Revenues are accounted for and tracked by each branch location by temporary or permanent placement. The direct costs are not reported by temporary or permanent placement, but rather reported together. Direct costs, primarily payroll and payroll related costs are included in cost of revenue which is deducted from revenues to determine gross profit. Each branch’s operating expenses, which, similar to direct costs, are not separated into temporary or permanent placement costs are then deducted from gross profit. So ultimately the segment manager does not review discrete financial information summarized by temporary or permanent placement, but rather total by operating branch. Therefore, the Company has one reportable segment, which is the business of providing commercial staffing solutions.
The accounting policies of the commercial staffing solutions segment are the same as those described in Note 3: Summary of Significant Accounting Policies. The Company’s CEO is the CODM and reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM assess performance for the commercial staffing solutions segment and decides how to allocate resources based on net income/(loss) that is also reported on the consolidated statement of operations as consolidated net income/(loss). The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.
The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the current business segment or into other parts of the entity or parent, such as for acquistions or other public costs such as investor relations and marketing.
The Company does not have intra-entity sales or transfers.
Note 14: Concentrations of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
Cash in Excess of FDIC Insured Limits
The Company places its cash and cash equivalents with financial institutions which it believes are of high creditworthiness and where deposits are insured by the United States Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s cash balances in excess of FDIC insured limits amounted to $424,188 and $1,659,914 as of December 31, 2024 and December 31, 2023, respectively.
The Company has not experienced any losses with regard to its bank accounts and believes it does not pose a significant credit risk to the Company.
Other Concentrations
As of December 31, 2024 and December 31, 2023, the Company has a deposit in the amount of $8,000,000 with a professional employer organization (“PEO”). The PEO is the employer of record for substantially all of the Company’s engagement professionals, and as such certain costs of revenue are paid to the PEO and subsequently distributed to Company engagement professionals.
Note 15: Members’ Capital and Mezzanine Capital
As of December 31, 2023, 90%, of the outstanding membership units of Lyneer were held by IDC, and 10% were held by LMH.
Under the Operating Agreement, LMH has the right, but not the obligation to require IDC to purchase LMH’s interest in the Company (the “LMH Put”) upon the occurrence of any Triggering Event, or during the Put-Call Period. Upon the occurrence of certain triggering events as defined in the Company’s operating agreement, LMH had the right to require IDC to purchase its membership units in the Company. The Company has determined the LMH Units to be redeemable upon an event that is outside the control of the Company, and accordingly has classified the LMH Units as a component of mezzanine capital and outside of permanent equity as of December 31, 2023. The LMH Put was exercised on February 28, 2024 and as of December 31, 2024 were reclassed to permanent equity. See below for further detail.
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
Note 16: Redeemable Units
Under the August 31, 2021 Operating Agreement LMH has the right, but not the obligation to require IDC to purchase LMH’s interest in the Company (the “LMH Put”) upon the occurrence of any Triggering Event, or during the Put-Call Period.
The Company has determined that the presence of the LMH Put has caused the LMH Units to be redeemable upon an event that is not entirely within the control of the Company and accordingly the Company has classified the LMH Units as a component of mezzanine capital in the accompanying consolidated financial statements as of December 31, 2023 and 2022.
Upon the exercise of the LMH Put or the IDC Call the amount payable to LMH is equal to the greater of the Fair Market Value of the LMH Units (as defined in the August 31, 2021 Operating Agreement) or $9,500,000 plus an additional accrued amount equal to 5.25% per annum accruing ratably over a calendar year and commencing on August 31, 2021 and through the date of a timely put/call exercise notice (the “Put-Call Purchase Price”).
Fair Market Value generally with respect to the Put-Call Purchase Price is the amount determined between LMH and IDC in good faith to be the market value of the LMH Units, unless IDC and LMH are unable to agree on this value, in which case pursuant to the August 31, 2021 Operating Agreement, the amount will be determined by an independent appraiser.
Upon exercise of the IDC Call or the LMH Put, IDC is required to issue to LMH an unsecured subordinated promissory note in the amount of the Put-Call Purchase Price pursuant to the terms prescribed by August 31, 2021 Operating Agreement (the “Put-Call Note”). The Put-Call Note entitles the holder to payment of 50% of outstanding principal six months after issuance with the remaining 50% payable in six equal quarterly payments beginning on the last date of each successive calendar quarter following the initial 50% payment, with the last payment of principal due and payable on the Put-Call Note’s maturity date unless the payment of the Put-Call Note is otherwise accelerated pursuant to its terms. The Put-Call Note provides for the acceleration of payment principal under certain conditions, including upon a change of control, as defined. The August 31, 2021 Operating Agreement provides that the Put-Call Note, if issued, will bear interest at a stated annual interest rate of 5.25% which is payable quarterly in arrears.
Redemption Requirements
LMH may put the LMH Units to IDC upon the occurrence of a Triggering Event or during the Put-Call Period. If redeemed, the redemption amount is the greater of the Fair Market Value of the LMH Units or $9,500,000 plus an additional amount calculated at a rate of 5.25% per annum from August 31, 2021 through the date of the redemption request. The Put-Call Purchase Price is payable by IDC and will be paid by the issuance of the Put-Call Notes. The Put-Call period was extended until February 29, 2024. On February 28, 2024, LMH exercised its right to put the LMH Units to IDC.
Note 17: Related Party Transactions
Transactions with Lyneer Management Holdings
LMH was a non-controlling member of the Company with a 10% ownership interest at December 31, 2023. Two of the Company’s officers, specifically its CEO and CFO, each owned 44.5% of LMH, respectively.

On November 15, 2022, Lyneer and IDC as co-borrowers issued Year 1 Earnout Notes to LMH with total balances of $5,127,218. The balance of the Year 1 Earnout Notes payable to LMH was $0 and $5,127,218 as of December 31, 2024 and December 31, 2023, respectively. On January 16, 2024, Lyneer and IDC as co-borrowers issued Year 2 Earnout Notes to LMH with total balances of $2,013,041. The balance of the Year 2 Earnout Notes payable to LMH was $0 as of both December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024 and December 31, 2023, the combined Earnout Note balances payable to LMH of $0 and $5,127,218 are included in “notes payable, current portion – related parties”, respectively on the accompanying consolidated balance sheets. Interest expense incurred on the Earnout Notes to LMH totaled $292,996 and $526,156 for the years ended December 31, 2024 and 2023, respectively.
Total amounts due from LMH under the indemnification provisions of the Transaction Agreement amounted to $0 and $750,000 as of December 30, 2024 and December 31, 2023, respectively and are included in “other assets” in the accompanying consolidated balance sheets. Refer to Note 1: Organization, Nature of Operations and Basis of Presentation for additional information.
The balance of the earnout liability payable to LMH as of December 31, 2024 and December 31, 2023, was $0 and $2,015,473, respectively, which is included in “other liabilities” on the accompanying consolidated balance sheets.
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
As a result of the Merger, the Company is required to file short-term income tax returns for the periods of January 1, 2024 to June 18, 2024 and June 19, 2024 to December 31, 2024. For the first short-period, Lyneer and IDC will file consolidated income tax returns in certain states. In connection with this arrangement, Lyneer has recorded a liability payable to IDC for taxes payable by IDC which represent taxes attributable to Lyneer’s operations included on consolidated state and local income tax returns filed by IDC. These amounts are calculated by determining Lyneer’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $548,432 and $522,472 as of December 31, 2024 and December 31, 2023, respectively, and are included in “accrued expenses and other current liabilities” and “due to related parties” on the accompanying consolidated balance sheets as of December 31, 2024, and December 31, 2023, respectively. For the second short-period ended December 31, 2024, Lyneer will file consolidated income tax returns with Atlantic International Corp.
Total amounts payable to IDC, including the above taxes payable to IDC, amounted to $2,091,035 and $4,384,178 as of December 31, 2024, and December 31, 2023, respectively and are included in “accrued expenses and other current liabilities” and “due to related parties” on the accompanying consolidated balance sheets as of December 31, 2024, and December 31, 2023, respectively. There are no formalized repayment terms.
During the year ended December 31, 2024, Lyneer included $402,500 as an expense paid for by IDC and recorded as a deemed capital contribution to Lyneer, of which all related to transaction bonuses. Additionally, IDC agreed to reimburse certain expenses paid by Lyneer totaling $631,469 also recorded as deemed capital contributions, by reducing the payable balance owed to IDC. Of this amount, $611,969 related to professional fees and $19,500 related to a debt amendment fee.
Advance to Officer
Lyneer advanced $400,000 to the CEO of the Company in 2022. The advance did not bear interest. This advance is recorded in “other assets” on the accompanying consolidated balance sheets as of December 31, 2023. The officer loan settled from a portion of the recapitalization proceeds at the closing of the Merger.

Note 18: Stock-Based Compensation
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
Restricted Stock Units
The Company has granted 10,065,397 restricted stock units to non-employees under its Incentive Plan. As of December 31, 2024, the Company had 241,932 unvested RSUs with a grant date fair value of $2.36.
The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Non-vested Shares Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	—	$—
Granted	10,065,397	$4.49
Vested	(9,823,465)	$4.54
Unvested at December 31, 2024	241,932	$2.36
Of the shares granted, 4,771,255 shares are for compensation for transaction costs related to the Merger incurred by a third party on behalf of the Company. An assumption agreement was entered into on June 18, 2024, whereby the Company agreed to assume those obligations and issue equity of Atlantic to satisfy these obligations in full.
The vesting date fair value of RSUs that vested in 2024 and 2023 was $4.54 and $0, respectively. The weighted average grant date fair value per share of awards granted in 2024 and 2023 was $4.49 and $0, respectively.
Stock-based compensation expense included in the accompanying consolidated statements of operations was:

	Year Ended December 31,
	2024	2023
Stock-based compensation expense	$45,202,329	$—
As of December 31, 2024, there was $532,902 of unrecognized stock-based compensation related to RSUs outstanding, which is expected to be recognized over a weighted-average remaining service period of less than one year.
Stock Issuance
On October 25, 2024, the Company issued 117,925 shares of the Company’s common stock to its employees at a per share price of $4.91 outside of the Incentive Plan as a special incentive for employees.

Note 19: Income Taxes
For the years ended December 31, 2024 and 2023, the Company recorded an income tax expense/(benefit) of $5,379,102 and $(5,928,271), respectively. The Company’s effective tax rate for the years ended December 31, 2024 and 2023 was 4.1% and (28.0)%, respectively. The increase in effective tax rates between the periods was primarily due to the establishment of a valuation allowance on the Company’s deferred tax assets.
Lyneer Investments files as a partnership for US federal income tax purposes and is considered a “pass-through” entity. As such, the taxable activities of Lyneer Investments for the first short-period, leading up to the merger, are allocated to its two Members, IDC and LMH, both of which report those results on separate income tax returns. For the second short-period, post-merger, Lyneer Investments’ taxable activities will be included on Atlantic International Corp’s income tax returns. For the period of June 18, 2024 to December 31, 2024, the Company plans to file consolidated income tax returns for federal and state income tax purposes. As a single member LLC (owned 100% by Lyneer Holdings, a corporation), LSS is a disregarded entity for US federal tax income tax purposes and its activities will be included on the corporate returns filed by Atlantic International Corp.
Prior to the Merger, IDC included the activities and balances of the Company on designated IDC consolidated state and local income tax returns. In these returns, the Company’s income tax will be paid on returns filed by IDC. During the years ended December 31, 2024 and 2023, the Company recognized income tax expense of approximately $25,960 and $119,658, respectively, representing the tax arising from the inclusion of the Company’s activities on IDC’s consolidated state and local returns, and a corresponding cumulative related party payable to IDC of $548,432 and $522,472 as of December 31, 2024 and 2023, respectively.
The domestic and foreign components of total loss before provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2024	2023
United States	$(130,100,788)	$(21,180,291)
Foreign	—	—
	$(130,100,788)	$(21,180,291)
The provision for)/(benefit from) income taxes consists of the following expenses (benefits):

	Year Ended December 31,
	2024	2023
Federal
Current	$34,523	$(736,797)
Deferred	3,649,803	(3,923,706)

State and Local
Current	104,573	(46,627)
Deferred	1,590,203	(1,221,141)
Income tax (expense)/benefit	$5,379,102	$(5,928,271)

The provision for/(benefit from) income taxes differs from the United States Federal statutory rate as follows:

	Year Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Tax benefit at federal statutory rate	$(27,321,165)	21.0%	$(4,447,861.00)	21.0%
Change in valuation allowance	39,869,545	(30.6)%	—	—%
State income taxes, net of federal benefit	(9,791,363)	7.5%	(1,193,651)	5.6%
Permanent differences	3,006,784	(2.3)%	670,483	(3.1)%
Federal and state refunds	—	—%	(708,073)	3.3%
Other	(384,699)	0.3%	(249,169)	1.2%
Effective tax rate	$5,379,102	(4.1)%	$(5,928,271)	28.0%
Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Federal net operating loss carryforwards	$20,983,881	$—
State net operating loss carryforwards	8,434,775	—
Compensation	1,035,288	—
Allowance for doubtful accounts	802,744	525,675
Interest expense limitation	9,499,927	5,993,430
Other	61,539	77,042
Accrued expenses	539,784	241,815
Lease liability	626,289	—
Property and equipment	164,064	112,294
Total deferred tax assets	42,148,291	6,950,256
Valuation allowance	(40,178,754)	—
Net total deferred tax assets	$1,969,537	$6,950,256

Deferred tax liabilities:
Right of use asset	$(608,927)	$—
Intangible assets	(1,360,610)	(1,707,646)
Total deferred tax liabilities	$(1,969,537)	$(1,707,646)

Net deferred tax assets	$—	$5,242,610
As of December 31, 2024, the Company had federal net operating loss carryforwards of approximately $99,923,243 and state net operating loss carryforwards of approximately $130,767,950, which are available to reduce future taxable income. The net operating loss (“NOL”) and tax credits will expire at various dates through 2038.
The NOL is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

ASC Topic 740 – Income Taxes (“ASC 740”) requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2024 because the Company's management has determined that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance recorded during the year primarily relates to the establishment of a valuation allowance on the net deferred tax assets as of the beginning of the year, in addition to a valuation allowance against the current year net operating loss generation.
The Company accounts for Uncertainty in Income Taxes under the provisions of ASC 740 which defines the thresholds for recognizing the benefits of tax return positions in the financial statements as "more likely than not" to be sustained by the taxing authority. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2024, the Company has recorded no unrecognized tax benefits.
The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2024, there were no interest or penalties associated with unrecognized tax benefits.
Note 20: Earnings per Share
The following table summarizes the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(135,479,890)	$(15,252,020)
Denominator:
Weighted average common shares outstanding, basic and diluted	36,783,626	25,423,729
Net loss per share, basic and diluted	$(3.68)	$(0.60)
Excluded anti-dilutive shares	1,077,091	13,825
In 2024 and 2023, the dilutive impact of outstanding RSUs were excluded from the computation of weighted-average diluted shares as a result of the Company’s net loss as its inclusion would have been anti-dilutive.
Note 21: Subsequent Events
The Company has evaluated subsequent events through March 21, 2025, as detailed below.
Shareholder Dividend Settlements

The Company has extended offers for settlement to shareholders as a result of the Company’s failing to declare and pay a declared dividend as described in the Company’s filings. The Company has issued 764,486 shares in partial satisfaction of this settlement as of the issuance date of the Company’s December 31, 2024 financial statements at the September 10, 2024 closing stock price of $6.45.
Staffing 360 Acquisition
On November 1, 2024, as amended on January 7, 2025, Atlantic, Staffing 360 Solutions, Inc. a Delaware corporation (“STAF”), and A36 Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company entered into an Agreement and Plan of Merger (the “Staffing 360 Merger Agreement”), pursuant to which Merger Sub would merge with and into STAF, with STAF surviving as a wholly-owned subsidiary of the Company (the “Staffing 360 Merger”). Subject to the terms and conditions of the Staffing 360 Merger Agreement, upon completion of the Staffing 360 Merger, Atlantic would acquire all outstanding shares of STAF’s common stock. On February 26, 2025, Atlantic International Corp. (“Atlantic,” or the “Company”) sent a notice of termination to STAF pursuant to the terms and conditions of the Staffing 360 Merger Agreement by and among the Company, A36 Merger Sub, Inc. and STAF, dated as of November 1, 2024, as amended as of January 7, 2025. There was no material relationship between the Company and its affiliates and STAF other than in respect of the Staffing 360 Merger Agreement.

The Staffing 360 Merger Agreement required STAF to execute and/or deliver: “a signed agreement between the Internal Revenue Service and Company [i.e., STAF] concerning the terms of settlement mutually agreeable to Atlantic” (Emphasis Added). Without the Company’s knowledge, STAF entered into agreements with the Internal Revenue Service that were not agreeable to Atlantic. STAF materially failed to satisfy the terms of the Staffing 360 Merger Agreement and has done so in a manner that cannot be cured. Accordingly, this was a material breach of the covenant and agreement set forth in the Staffing 360 Merger Agreement to deliver: “a signed agreement between the Internal Revenue Service and Company (i.e., STAF) concerning the terms of settlement mutually agreeable to Atlantic.”
Finally, STAF has failed to demonstrate compliance under the Staffing 360 Merger Agreement, namely to (i) operate the Business in the ordinary course in all material respects and (ii) use commercially reasonable efforts to preserve intact the business organization, assets, properties and material business relations of STAF, both as reflected by STAF’s failure to satisfy its obligations and maintain its material business relations, among other reasons.
Share Issuance to Legal Counsel
On February 12, 2025, 20,000 shares were transferred to legal counsel in satisfaction of the exchange agreement entered into on December 5, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures
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
Prior to the Merger, we were a private company and had limited accounting and financial reporting personnel with which to address our internal controls and related procedures. Our management concluded that as of December 31, 2024, our internal control over financial reporting was not effective, and that material weaknesses existed in the areas of accounting for complex financial transactions or non-routine transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We currently consult with third-party experts to overcome this weakness. Additionally, we had a material weakness related to segregation of duties in finance and accounting. Due to our limited accounting and financial reporting personnel, we have ineffective controls over the period end financial disclosure and reporting process.
We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate the material weaknesses and have plans to implement them in the first half of 2025. For example, we plan to design and implement improved processes and internal controls, including ongoing senior management review and Audit Committee oversight. Additionally, we plan to further develop and implement formal policies, processes and documentation procedures relating to our financial reporting, including the oversight of third-party service providers. Our actions are subject to ongoing executive management review and will also be subject to Audit Committee oversight.
Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting, as allowed by the SEC for reverse recapitalization between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse recapitalization and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth the name and position of each person who is an executive officer or director of the Company.

Name	Age	Position
Prateek Gattani	46	Chairman of the Board
Robert B. Machinist	72	Vice Chairman of the Board
Jeffrey Jagid	56	Chief Executive Officer and Director
Christopher Broderick	64	Chief Operating Officer and Chief Financial Officer
Michael Tenore	50	General Counsel and Secretary
Jeff Kurtz	56	Director
David Solimine	45	Director
David Pfeffer	65	Director
Prateek Gattani serves as our Chairman of the Board and has been Chief Executive Officer of IDC since 2007. Mr. Gattani acquired IDC in 2007, which, in turn, acquired Lyneer in August 2021. Prior to 2007, Mr. Gattani was a resource manager at e-Solutions Incorporated. IDC, founded in India in 2003, is a major information technology company. IDC currently provides business process outsourcing, IT consulting, revenue sources and software as a service (SaaS). According to Forbes India (August 2022), IDC ranks in the 95th percentile market share and had three-year growth of 488% from 2020 to 2022. IDC is headquartered in Milpitas, California and has offices throughout the world. IDC is a multinational technology company that provides the highest level of knowledge and experience to assist its customers to redesign and recreate their ventures in order to stay in the competition in the changing business environment. IDC’s ability to know the business and personal environment of its clients helps them to provide tailored services according to the areas of operation, in the fields of innovation, as well as in culture. We believe Mr. Gattani’s business and financial experience in the staffing business, and his vision for future operations, gives him the qualifications and skills to lead us as Chairman of the Board.
Robert B. Machinist serves as our Vice Chairman of the Board. He has served as Chairman of the Board of Atlantic since its formation in October 2022. He previously served as Chief Executive Officer and Chairman of the Board of Troika Media Group (Nasdaq: TRKA) from March 2018 until May 2022. Mr. Machinist has extensive experience both as a principal investor/operator in a broad range of businesses as well as an owner-operator of diversified investment banking operations. He has been the Vice Chairman of Pyrolyx A.G. (S26.DU), the first environmentally-friendly and sustainable method of recovering high-grade carbon black from end-of-life-tires. Most recently, he has been Chairman and an original founding Board member of CIFC Corp. (Nasdaq: CIFC), a publicly-listed credit manager with over $14.0 billion of assets under management, which was sold in December 2016. In addition, he has been Chairman, Board of Advisors of MESA, a merchant bank specializing in media and entertainment industry transactions, which was sold to Houlihan Lokey in 2016. He has also been a partner of Columbus Nova, a leading private investment fund. He runs a private family investment company, the activities of which include The Collectors Car Garage and a number of real estate development businesses.
Mr. Machinist previously served as managing director and head of investment banking for the Bank of New York and its Capital Markets division. Mr. Machinist was also previously president and one of the principal founders of Patricof & Co. Capital Corp. (APAX Purchasers) and its successor companies.
He is currently Vice-Chairman of the Maimonides Medical Center, serves on its Board of Directors, is Chairman of its Investment Committee and a member of its various other Board of Overseers for the Albert Einstein College of Medicine. Most recently, he has been Chairman of the American Committee for the Weizmann Institute of Science as well as a member of its Board of Directors and presently serves on its International Board of Governors and its Executive Committee. He has been a trustee and Vice Chairman of Vassar College, a member of its Executive Committee, and one of three trustees responsible for managing the College’s Endowment. He is currently a board member of ECD Autodesign (Nasdaq: ECDA).
Mr. Machinist earned a Bachelor of Arts in Philosophy and Chemistry from Vassar College in Poughkeepsie, New York. He undertook graduate work in biochemistry at the Weizmann Institute of Science in Rehovot, Israel. We

believe Mr. Machinist’s broad entrepreneurial, financial and business expertise and his experience with growth companies give him significant qualifications and skills to serve as Vice Chairman of our board of directors.
Jeffrey Jagid serves as our Chief Executive Officer and a Director. He has served as CEO of Atlantic since February 1, 2023. He is a results-producing business executive with a strong track record of optimizing revenue and profitability within a global organization. He has demonstrated success building and leading businesses at all stages of growth.
Prior to joining Atlantic, Mr. Jagid was a director of ThinkEco Inc. since 2014 and became that company’s Chairman and Chief Executive Officer in 2017. Prior to joining ThinkEco, Mr. Jagid held various management positions at I.D. Systems, Inc. (Nasdaq: IDSY), including Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jagid’s leadership, I.D. Systems was named by Deloitte as one of North America’s fastest growing technology companies in 2005, 2006 and 2012. During his tenure at I.D. Systems, Mr. Jagid was named as a finalist for the Deloitte Entrepreneur of the Year award. Under Mr. Jagid’s leadership, I.D. Systems became a leading global provider of wireless IoT based technology solutions for securing, managing, and tracking high-value enterprise assets. He has been awarded 14 patents in wireless communications, mobile data, asset tracking, and connected car technology. Among his other achievements, he led that company’s initial public offering, as well as several other capital raises totaling nearly $100,000,000.
From 2001 to June 2014, Mr. Jagid also served on the board of directors of Coining Technologies, Inc., a privately-held company in the coining, forming, drawing, and piercing of specialty metals, mass-producing close-tolerance complex parts quickly and cost-effectively.
Mr. Jagid received a Bachelor of Business Administration from Emory University in 1991 and a Juris Doctor degree from the Benjamin N. Cardozo School of Law in 1994. He is member of the Bar of the States of New York and New Jersey.
Christopher Broderick serves as our Chief Financial Officer. He had served as Chief Operating Officer and Chief Financial Officer of Atlantic since February 1, 2023. From July 2017 until June 8, 2022, he served as Chief Operating Officer of Troika Media Group (“Troika”). On December 7, 2023, Troika and certain of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Code in the U.S. Bankruptcy Court for the Southern District of New York. From March 27, 2015 until October 2016, he was Chief Operating Officer and Interim Chief Financial Officer. Prior thereto, he had served as Chief Operating Officer of Signal Point Holdings Corp. (SPHC) from October 17, 2012. Mr. Broderick has 30 years of experience in the telecommunications industry and was responsible for that company’s domestic network operations of wired and wireless topologies, supporting voice, data, internet products and services. He was also the operational leader for the development and build-out of SPHC’s continued network expansion. Prior to joining SPHC, Mr. Broderick served as Senior Director of Business Client Services for FairPoint Communications from 2008 to 2011. Mr. Broderick was responsible for Retail Business segment, outside sales support, billing, and SMB sales across Northern New England. Previously, Mr. Broderick served as Chief Operating Officer and Vice President of Operations at IntelliSpace and Wave2Wave from February 2000 to January 2008. Mr. Broderick was responsible for the design, implementation and day-to-day U.S. and U.K. operations of that company.
Mr. Broderick spent the majority of his career at New York Telephone, NYNEX, and Bell Atlantic where he was highly successful in the management of all facets of the telephone company’s Field Operations, Central Offices and outside plant facilities in New York City business districts. He also led sales and support “mega” call-center operations, for complex business accounts. In addition to his technical background, Mr. Broderick has an extensive education in quality process management, systems efficiency and design. He has utilized his extensive background to help build SPHC into one of the most reliable “Converged Networks” in the USA. Atlantic determined that Mr. Broderick’s 30 years of particular knowledge and experience in the telecommunications industry, and his position with SPHC, strengthens the Board’s collective qualifications, skills and experience.
Michael Tenore serves as our General Counsel and Secretary. He has served as General Counsel of Atlantic since March 2023. He was first appointed General Counsel, and Vice President of Regulatory Affairs for Troika in March 2015. In July 2017, Mr. Tenore was elected Corporate Secretary. He served in those positions until March 31, 2023. On December 7, 2023, Troika and certain of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Code in the U.S. Bankruptcy Court for the Southern District of New York. Prior to joining Troika in March 2015 upon the merger with Signal Point Holdings Corp., he held various legal and regulatory positions, including General Counsel, at RNK, Inc. a regional telecommunications carrier. Mr. Tenore is a member of the adjunct staff of Suffolk University Law School and belongs to the Federal Communications Bar Association and the Association of Corporate Counsel. Mr. Tenore received his B.A. in Communications from Emerson College and his J.D. from Suffolk University Law School both degrees with Latin Honors. Mr. Tenore has been on the board of directors for youth hockey and charitable organizations for the past 10 years.
Jeff Kurtz was elected to our board of directors upon the consummation of the Merger. Since 1991, he has been the President of The Kamson Corporation, which currently owns and operates over 100 investment properties in the Northeast. Currently, he oversees extensive rehabilitation projects among over 100 projects and is presently involved in several building projects consisting of multifamily apartments, hi-rise buildings, and mixed-use properties which have retail and apartment components. In the past, Mr. Kurtz has built multifamily units for sale along with other building projects. Mr. Kurtz personally owns or is a general partner and/or manages, through the Kamson Corporation, a New Jersey corporation, 14,000+ apartments, in addition to office buildings and shopping centers. A graduate of the University of Miami, Mr. Kurtz is a member of the 1987 National Championship Football Team at the University of Miami. He continues as an active member of the university alumni. For the past 20 years, Mr. Kurtz has been on the Board of the Hope & Heroes Children’s Cancer Fund golf event and chairs this outing each year.
We believe Mr. Kurtz’s broad entrepreneurial, financial and business expertise and his experience give him the qualifications and skills to serve as a director of our company.
David Solimine was elected to our board of directors upon the consummation of the Merger. Mr. Solimine is the President & Chief Executive Officer of Kore Insurance Holdings, LLC., a privately-owned high-volume insurance agency established in 2012 with offices in New Jersey and Florida. He plays an integral part in providing a competitive insurance product with the utmost level of professional service to meet client satisfaction in all aspects. Prior thereto, from 2001-2008, Mr. Solimine was a principal, as well as the President of Sales and Marketing for EMAR Group, Inc., when it was acquired by Wells Fargo Insurance Services. Thereafter, while at Wells Fargo, he remained the largest Insurance Sales Producer on the East Coast for many consecutive years. He also served as Head of Marketing for Princeton Securities from 1999-2001. Mr. Solimine holds a Bachelor of Science in Business/Economics from Brown University. He is Property and Casualty Insurance Licensed throughout the United States.
We believe Mr. Solimine’s extensive business and financial experience in the insurance industry, in particular dealing with employment related issues, makes him qualified to serve on our board of directors.
David Pfeffer serves as a member of our board of directors and is currently our Audit Committee Chairman. Mr. Pfeffer was previously a member of the board of directors and the Audit Committee Chairman for SeqLL since September 2018. Mr. Pfeffer has over 30 years of experience in diverse roles in financial services; leading companies, developing and executing strategy, building businesses up from the ground floor and driving innovation to grow in today’s ultra-competitive and dynamic global economy. Mr. Pfeffer is currently CEO of Brick Citi Capital, LLC, an investment services and business advisory firm founded in 2019. Previously, he was Executive Vice President and Chief Financial Officer of Oppenheimer Funds, a global asset manager, from 2004 to 2019. He was a Management Director on the Oppenheimer Funds, Inc. board and President of Oppenheimer Funds Harbourview Asset Management. From 2009 to 2019, Mr. Pfeffer served as an Independent Director at ICI Mutual Insurance Co., including a role as Audit Committee Chairman. From 2000 to 2004, Mr. Pfeffer worked as Institutional Chief Financial Officer and Director at Citigroup Asset Management. Mr. Pfeffer was at J.P. Morgan from 1984 to 2000, where he gained significant international experience serving as Chief Financial Officer and Director of JPM Brazil for five years in São Paulo and supported JPM’s international businesses during his 16-year tenure there. Mr. Pfeffer worked as a public accountant at Ernst & Whinney from 1981 to 1984. Mr. Pfeffer is a Certified Public Accountant, a Chartered Global Management Accountant and has his FINRA Series 99 Operations Professional license. He graduated Cum Laude from the University of Delaware with a B.S. in Accounting.
We believe Mr. Pfeffer’s experience in corporate governance and capital markets qualifies him to continue to serve on our board of directors following the Merger.
Senior Management

Name	Age	Position
Todd McNulty	57	Chief Executive Officer of Lyneer Staffing Solutions LLC
James Radvany	65	Chief Financial Officer of Lyneer Staffing Solutions LLC
Todd McNulty serves as Chief Executive Officer of Lyneer Staffing Solutions LLC. Mr. McNulty studied Business Administration and Marketing at York College of Pennsylvania. After college in 1990, Mr. McNulty started his career as a Marketing Representative for the Players Club International at Resorts Casino in Atlantic City. In August 1992, Mr. McNulty relocated back home to Central NJ and began a 30-year staffing career. Mr. McNulty worked for Staffing

Alternatives, a New Jersey four office family-owned boutique company, focusing on clerical and light industrial staffing. He led sales from 1992 to September 1997, achieving a record $5,000,000 in new sales his first year. In October 1997, Mr. McNulty joined James Radvany with a plan and a mission to become the Delaware Valley’s leading staffing company. He opened multiple offices and achieved robust growth and profitability within months of office openings. Throughout the years, Mr. McNulty assumed the role of Chief Executive Officer with responsibility for its current day-to-day operations and working closely with Lyneer’s Business Development Team in building brand strength and growth throughout the country.
James Radvany serves as Chief Finance Officer of Lyneer Staffing Solutions. Mr. Radvany is a graduate of Susquehanna University. He started his career as a CPA with Coopers and Lybrand in Philadelphia in 1982 and was promoted to Manager in four years instead of the customary six-year period. Mr. Radvany joined Romac and Associates in 1986 as a Senior Recruiting Manager for accounting and finance professionals. He was consistently one of the top producers in Lyneer’s Northeast region throughout his seven-year tenure. Mr. Radvany founded his initial staffing company in 1993 and with the addition of Todd McNulty, led Lyneer Staffing Solutions to become one of the top staffing firms in the Delaware Valley in the 1990s. Lyneer Staffing Solutions started to expand outside of the Delaware Valley in the late 1990s and grew throughout the East Coast and into the Southeast and Midwest sectors of the country. With the addition of seven West Coast branches in early 2015, Lyneer expanded into a true national staffing company. In his role as Chief Financial Officer of Lyneer, Mr. Radvany handles all accounting, acquisitions, financing, legal and insurance issues for Lyneer. He also works with Mr. McNulty in running Lyneer’s day-to-day operations. He has successfully negotiated a $55,000,000 asset-based loan, integrated some smaller acquisitions, set up a very cost-effective workers compensation insurance program and oversees a 12-person accounting and legal department.
Family Relationships between Directors
Directors are elected until their successors are duly elected and qualified. No family relationship exists between any of the directors and executive officers. There are no arrangements or understandings with major stockholders, customers, suppliers or others pursuant to which any person referred to above was selected as a director or member of senior management.
To our knowledge, none of the individuals who will serve as a director or executive officer of our company has, during the past 10 years, been involved in any of the legal proceedings listed in Item 401(f) of Regulation S-K.
Director Independence
As we are listed on the Nasdaq Global Select Market, our board of directors has determined that, with respect to our corporate governance, we will comply with the Nasdaq Marketplace Rules. The Nasdaq Marketplace Rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Marketplace Exchange Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act.
Under Rule 5605(a)(2) of the Nasdaq Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of the issuer’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an Audit Committee of a listed company may not, other than in his or her capacity as a member of the Audit Committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.
Our board of directors has reviewed the composition of the board of directors immediately following consummation of the Merger and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Prateek Gattani, Jeff Kurtz, David Solimine and David Pfeffer will be an “independent director” as defined under Rule 5605(a)(2). Our board of directors also determined that the directors who serve on our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee satisfy the independence standards for such committees established by the SEC and the Nasdaq Marketplace Rules, as applicable. In making such determinations, our board of directors considered the relationships that each such non-employee director has and will have with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Meetings Committees
During the year ended December 31, 2024, our board of directors held 4 meetings (including regularly scheduled and special meetings), and no director attended fewer than 80% of the total number of meetings of the board of directors and the committees of which he was a member. In addition, during the year ended December 31, 2024, our board of directors acted by unanimous written consent on four occasions.
Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we encourage, but do not require, directors to attend.
Our board of directors has established three standing committees — Audit, Compensation, and Nominating and Corporate Governance — each of which operates under a charter approved by our board of directors. Copies of each committee’s charter are posted on the Investor Relations section of our corporate website, located at www.atlantic-international.com. Each committee has the composition and responsibilities described below. Our board of directors may from time to time establish other committees.
Audit Committee
Our Audit Committee consists of David Pfeffer, chair of the committee, Jeff Kurtz and David Solimine. We have determined that each of our members of the Audit Committee satisfies the Nasdaq Marketplace Rules and SEC independence requirements. The functions of this committee include, among other things:
•evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;
•reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
•reviewing our annual and quarterly financial statements and reports, including the disclosures contained under Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and discussing the statements and reports with our independent auditors and management;
•reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;
•reviewing our major financial risk exposures (including cybersecurity and regulatory compliance), including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and
•reviewing and evaluating on an annual basis the performance of the Audit Committee, including compliance of the Audit Committee with its charter.
Our board of directors has determined that David Pfeffer qualifies as an “Audit Committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. In making this determination, our board of directors has considered Mr. Pfeffer’s extensive financial experience and business background. Our independent registered public accounting firm and our management will meet privately periodically with our Audit Committee.
Compensation Committee
Our Compensation Committee consists of Jeff Kurtz, chair of the committee, and David Solimine. We have determined that each of our proposed members of our Compensation Committee satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:
•reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;
•reviewing and approving the compensation, the performance goals and objectives relevant to the compensation, and other terms of employment of our executive officers;

•reviewing and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for our company, as well as modifying, amending or terminating existing plans and programs;
•reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;
•reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC; and
•preparing the report that the SEC requires in our annual proxy statement.
None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or Compensation Committee of another entity that had one or more of its executive officers serving as a member of our board of directors or Compensation Committee. None of the members of our Compensation Committee has at any time been one of our officers or employees or an officer or employee of Atlantic or Lyneer.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance committee consists of David Solimine, who is the chair of the committee, and Jeff Kurtz and Prateek Gattani. We have determined that each of the members of this committee satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:
•identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;
•evaluating director performance on our board of directors and applicable committees of our board of directors and determining whether continued service on its board of directors is appropriate;
•evaluating, nominating and recommending individuals for membership on our board of directors; and
•evaluating nominations by stockholders of candidates for election to our board of directors.
Code of Business Conduct and Ethics
Our board of directors has adopted a written code of conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code and all disclosures that are required by law or Nasdaq Marketplace Rules concerning any amendments to, or waivers from, any provision of the code is posted on our website located at www.atlantic-international.com.
Board Leadership Structure
Our board of directors is free to select the Chairman of the board of directors and a Chief Executive Officer in a manner that it considers to be in the best interests of our company at the time of selection. Currently, Prateek Gattani serves as Chairman of the board of directors, and Jeffrey Jagid serves as the Chief Executive Officer. We currently believe that this leadership structure is in our best interests. As Chairman of the Board, Mr. Gattani’s key responsibilities include facilitating communication between our board of directors and management, assessing management’s performance, managing board members, preparation of the agenda for each board meeting, acting as chair offboard meetings and meetings of our company’s stockholders and managing relations with stockholders, other stakeholders and the public.
We will take steps to ensure that adequate structures and processes are in place to permit our board of directors to function independently of management. The directors will be able to request at any time a meeting restricted to independent directors for the purposes of discussing matters independently of management and are encouraged to do so should they feel that such a meeting is required.
Our board of directors, as a whole, and also at the committee level, plays an active role overseeing the overall management of our risks. Our Audit Committee reviews risks related to financial and operational items with our management and our independent registered public accounting firm. Our board of directors is in regular contact with our Chief Executive Officer and Chief Financial Officer, who report directly to our board of directors and who supervise day-to-day risk management.

Role of Board in Risk Oversight Process
We face a number of risks, including those described herein under Part I, Item IA — Risk Factors. Our board of directors believes that risk management is an important part of establishing, updating and executing on our business strategy. Our board of directors has oversight responsibility relating to risks that could affect our corporate strategy, business objectives, compliance, operations, and the financial condition and performance. Our board of directors focuses its oversight on the most significant risks facing us and, on our processes, to identify, prioritize, assess, manage and mitigate those risks. Our board of directors receives regular reports from members of our senior management on areas of material risk to us, including strategic, operational, financial, legal and regulatory risks. While our board of directors has an oversight role, management is principally tasked with direct responsibility for management and assessment of risks and the implementation of processes and controls to mitigate their effects on us.
Item 11. Executive Compensation
Summary Compensation Table
The following table sets forth total compensation paid to our named executive officers (“NEOs”) for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(1)	Total
Jeffrey Jagid	2024	$269,231	$449,650	$—	$—	$563,833	$208,625	$1,491,339
Chief Executive Officer(2)
Christopher Broderick	2024	$161,539	$263,300	$—	$—	$272,000	$155,750	$852,589
Chief Financial Officer(2)
Michael Tenore	2024	$161,539	$100,000	$—	$—	$225,000	$75,000	$561,539
General Counsel(2)
Daniel Jones	2024	$102,590	$—	$—	$—	$—	$—	$102,590
Chief Executive Officer(3)	2023	$260,273	$—	$—	$—	$—	$—	$260,273
Frances Scally(4)	2024	$33,800	$—	$—	$—	$—	$—	$33,800
	2023	$145,000	$—	$—	$—	$—	$—	$145,000
_____________
(1)All other compensation represents amounts paid related to transactions bonuses for the consummation of the Merger and auto allowances.

	Transaction Bonus	Auto Allowance	Total
Jeffrey Jagid	$200,000	$8,625	$208,625
Christopher Broderick	$150,000	$5,750	$155,750
Michael Tenore	$75,000	$—	$75,000
(2)    Messrs. Jagid, Broderick and Tenore became executive officers of the Company upon completion of the Merger on June 18, 2024.
(3)    Mr. Jones resigned from all positions with the Company upon completion of the Merger.
(4)    Ms. Scally was a consultant to the Company and all compensation of the services were paid to DLA, LLC, a financial consulting firm with which Ms. Scully is employed. Ms. Scully resigned from her position with the Company upon the completion of the Merger.
Employment and Consulting Agreements
Consulting Agreement with Robert Machinist
Upon the closing of the Merger, Robert Machinist entered into a one-year consulting agreement with our company as Executive Vice Chairman of the Board. Mr. Machinist’s consulting fee is $180,000 per annum. Mr. Machinist is entitled to a pro-rated true-up payment from his Consulting Agreement dated October 15, 2022 with Atlantic Acquisition corp. Mr.

Machinist is also entitled to a $100,000 transaction bonus upon the completion of the Merger. Mr. Machinist is eligible for discretionary annual bonuses as determined by the compensation committee of our board of directors.
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
If we terminate the employment agreement for any reason other than Cause (as defined), all of Mr. Broderick’s then-outstanding restricted stock, restricted stock units and warrants will immediately vest, and Mr. Broderick will be entitled to (i) 12 months of severance payments of his base salary, (ii) a prorated annual bonus if we are on pace to meet the above-

stated performance milestones, (iii) the right to 12 months of COBRA insurance, and (iv) reasonable outplacement services for a period of up to 90 days from termination.
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
2023 Equity Incentive Plan
The Atlantic International Corp. 2023 Equity Incentive Plan (the “Incentive Plan”) became effective upon the consummation of the Merger and allows us to provide equity awards as part of our compensation program, an important tool for motivating, attracting and retaining talented employees and for providing incentives that promote our business and increased stockholder value.
The following is a summary of the material features of the Incentive Plan. This summary is qualified in its entirety by the full text of the Incentive Plan.
Purpose
The purpose of the Incentive Plan is to enhance our ability to attract, retain and motivate persons who make (or are expected to make) important contributions to our Company by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities.
Eligibility
Persons eligible to participate in the Incentive Plan are our officers, employees, non-employee directors, and consultants and those of our subsidiaries as selected from time to time by the plan administrator in its discretion. As of the date of this Annual Report, approximately 314 individuals currently employed by, or affiliated with, Atlantic or Lyneer are eligible to participate in the Incentive Plan, which includes four officers, approximately 300 employees who are not officers, seven non-employee directors, and three consultants.
Administration
The Incentive Plan is administered by the Compensation Committee of our board of directors, our board of directors or such other similar committee pursuant to the terms of the Incentive Plan. The plan administrator, which initially is the Compensation Committee of our board of directors, has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the Incentive Plan. The plan administrator may delegate to one or more of our officers, the authority to grant awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act.
Share Reserve
A number of shares of our common stock equal to 15% (initially 7,309,322 shares) of the number of shares of common stock to be outstanding immediately following consummation of the Initial Capital Raise following the Merger was initially reserved for issuance under the Incentive Plan. Following the Merger, we assumed Atlantic’s obligations with respect to restricted stock units granted to and held by those members of Atlantic management and certain persons who are key consultants to our company post-Merger.
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
Annual Limitation on Awards to Non-Employee Directors
The Incentive Plan contains a limitation whereby the grant date value of all awards under the Incentive Plan and all other cash compensation paid by us to any non-employee director may not exceed $250,000 in any calendar year, although our board of directors may, in its discretion, make exceptions to the limit in extraordinary circumstances.
Types of Awards
The Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, and other stock or cash-based awards, or collectively, awards. Unless otherwise set forth in an individual award agreement, each award shall vest over a four-year period, with one-quarter of the award vesting on the first annual anniversary of the date of grant, with the remainder of the award vesting monthly thereafter.
Stock Options
The Incentive Plan permits the granting of both options to purchase shares of our common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. Options granted under the Incentive Plan will be nonqualified options if they fail to qualify as incentive stock options or exceed the annual limit on incentive stock options. Incentive stock options may only be granted to our employees and employees of our subsidiaries. Nonqualified options may be granted to any persons eligible to receive awards under the Incentive Plan.
The exercise price of each option will be determined by the plan administrator but generally may not be less than 100% of the fair market value of the common stock on the date of grant or, in the case of an incentive stock option granted to a 10% stockholder, 110% of such share’s fair market value. The term of each option will be fixed by the plan administrator and may not exceed ten years from the date of grant (or five years for an incentive stock option granted to a 10% stockholder). The plan administrator will determine at what time or times each option may be exercised, including the ability to accelerate the vesting of such options.
Upon exercise of options, the exercise price must be paid in full either in cash, check, or, with the approval of the plan administrator, by delivery (or attestation to the ownership) of shares of common stock that are beneficially owned by the optionee free of restrictions or were purchased in the open market. Subject to applicable law and approval of the plan administrator, the exercise price may also be made by means of a broker-assisted cashless exercise. In addition, the plan administrator may permit nonqualified options to be exercised using a “net exercise” arrangement that reduces the number of shares issued to the optionee by the largest whole number of shares with fair market value that does not exceed the aggregate exercise price.
Stock Appreciation Rights
The plan administrator may award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to shares of common stock, or cash, equal to the value of the appreciation in our stock price over the exercise price. The exercise price generally may not be less than 100% of the fair market value of common stock on the date of grant. The term of each stock appreciation right will be fixed by the plan administrator and may not exceed ten years from the date of grant. The plan administrator will determine at what time or times each stock appreciation right may be exercised, including the ability to accelerate the vesting of such stock appreciation rights.
Restricted Stock
The plan administrator may award restricted shares of common stock subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with our Company or our subsidiaries through a specified vesting period. Unless otherwise provided in the applicable award agreement, the participant generally will have the rights and privileges of a stockholder as to such restricted shares, including without limitation the right to vote such restricted shares and the right to receive dividends, if applicable.
Restricted Stock Units and Dividend Equivalents
The plan administrator may award restricted stock units which represent the right to receive common stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the plan administrator. Restrictions or conditions could include, but are not limited to, the attainment of performance goals, continuous service with our Company or our subsidiaries, the passage of time or other restrictions or conditions. The plan administrator determines the persons to whom grants of restricted stock units are made, the number of restricted stock units to be awarded, the time or times within which awards of restricted stock units may be subject to forfeiture, the vesting schedule, and rights to acceleration thereof, and all other terms and conditions of the restricted stock unit awards. The value of the restricted stock units may be paid in shares of common stock, cash, other securities, other property, or a combination of the foregoing, as determined by the plan administrator.
A participant holding restricted stock units will have no voting rights as a stockholder. Prior to settlement or forfeiture, restricted stock units awarded under the Incentive Plan may, at the plan administrator’s discretion, provide for a right to dividend equivalents. Such right entitles the holder to be credited with an amount equal to all dividends paid on one share of common stock while each restricted stock unit is outstanding. Dividend equivalents may be converted into additional restricted stock units. Settlement of dividend equivalents may be made in the form of cash, shares of common stock, other securities, other property, or a combination of the foregoing. Prior to distribution, any dividend equivalents will be subject to the same conditions and restrictions as the restricted stock units to which they attach.
Other Stock or Cash Based Awards
Other stock or cash-based awards may be granted either alone, in addition to, or in tandem with, other awards granted under the Incentive Plan and/or cash awards made outside of the Incentive Plan. The plan administrator will have authority to determine the persons to whom and the time or times at which such awards will be made, the amount of such awards, and all other conditions, including any dividend and/or voting rights.
Changes in Capital Structure
The Incentive Plan requires the plan administrator to make appropriate adjustments to the number of shares of common stock that are subject to the Incentive Plan, to certain limits in the Incentive Plan, and to any outstanding awards to reflect stock dividends, stock splits, extraordinary cash dividends and similar events.

Change in Control
Except as set forth in an award agreement issued under the Incentive Plan, in the event of a change in control (as defined in the Incentive Plan), each outstanding stock award (vested or unvested) will be treated as the plan administrator determines, which may include (i) our continuation of such outstanding stock awards (if we are the surviving corporation); (ii) the assumption of such outstanding stock awards by the surviving corporation or its parent; (iii) the substitution by the surviving corporation or its parent of new stock options or other equity awards for such stock awards; (iv) the cancellation of such stock awards in exchange for a payment to the participants equal to the excess of (A) the fair market value of the shares subject to such stock awards as of the closing date of such corporate transaction over (B) the exercise price or purchase price paid or to be paid (if any) for the shares subject to the stock awards (which payment may be subject to the same conditions that apply to the consideration that will be paid to holders of shares in connection with the transaction, subject to applicable law); (v) provide that such award shall vest and, to the extent applicable, be exercisable as to all shares covered thereby, notwithstanding anything to the contrary in the Incentive Plan or the provisions of such award; or (vi) provide that the award will terminate and cannot vest, be exercised or become payable after the applicable event.
The Incentive Plan provides that a stock award may be subject to additional acceleration of vesting and exercisability upon a change in control as may be provided in the award agreement for such stock award, but in the absence of such provision, no such acceleration will occur.
Tax Withholding
Participants in the Incentive Plan are responsible for the payment of any federal, state or local taxes that we or our subsidiaries are required by law to withhold upon the exercise of options or stock appreciation rights or vesting of other awards. The plan administrator may cause any tax withholding obligation of our company or our subsidiaries to be satisfied, in whole or in part, by the applicable entity withholding from shares of common stock to be issued pursuant to an award a number of shares with an aggregate fair market value that would satisfy the withholding amount due. The plan administrator may also require any tax withholding obligation of our company or our subsidiaries to be satisfied, in whole or in part, by an arrangement whereby a certain number of shares issued pursuant to any award are immediately sold and proceeds from such sale are remitted to us or our subsidiaries in an amount that would satisfy the withholding amount due.
Transferability of Awards
The Incentive Plan generally does not allow for the transfer or assignment of awards, other than by will or by the laws of descent and distribution; however, the plan administrator has the discretion to permit awards (other than incentive stock options) to be transferred by a participant.
Term
The Incentive Plan, unless terminated earlier, will continue in effect for a term of ten (10) years, after which time no awards may be granted under the Incentive Plan.
Amendment and Termination
Our board of directors and the plan administrator may each amend, suspend, or terminate the Incentive Plan and the plan administrator may amend or cancel outstanding awards, but no such action may materially and adversely affect rights under an award without the holder’s consent. Certain amendments to the Incentive Plan will require the approval of our stockholders. Generally, without stockholder approval, (i) no amendment or modification of the Incentive Plan may reduce the exercise price of any stock option or stock appreciation right, (ii) the plan administrator may not cancel any outstanding stock option or stock appreciation right where the fair market value of the common stock underlying such stock option or stock appreciation right is less than its exercise price and replace it with a new option or stock appreciation right, another award or cash and (iii) the plan administrator may not take any other action that is considered a “repricing” for purposes of the stockholder approval rules of the applicable securities exchange.
Clawback Policy
All stock awards granted under the Incentive Plan are subject to recoupment in accordance with any clawback policy that we are required to adopt pursuant to the listing standards of any national securities exchange or association on which our securities are listed or as is otherwise required by the U.S. Dodd-Frank Wall Street Reform and Consumer Protection

Act or other applicable law. In addition, our board of directors may impose such other clawback, recovery or recoupment provisions in a stock award agreement as our board of directors determines necessary or appropriate.
Grants of Plan Based Awards
The following table set forth supplemental information relating to the Company’s grants of RSUs during the fiscal year 2024 to the NEOs. Also included, in accordance with SEC rules on disclosure of executive compensation, is information relating to the estimated grant date fair value of the grants. Neither the values reflected in the table, nor the assumptions utilized in arriving the values should be considered indicative of future stock performance.

		Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock Awards
Name/Grant Type	Grant Date	(#)	($)
Jeffrey Jagid
RSU	N/A	—	$—
Christopher Broderick
RSU	N/A	—	$—
Michael Tenore
RSU	N/A	—	$—
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth outstanding equity awards to our NEOs as of December 31, 2024.

Stock Awards
Name	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested
Jeffrey Jagid	—	$
Christopher Broderick	—		$—
Michael Tenore	—		$—
Director Compensation
General.    The following discussion describes the significant elements of the existing compensation program for members of our current board of directors and its committees. The compensation of our directors is designed to attract and retain committed and qualified directors and to align their compensation with the long-term interests of our stockholders. Directors who are also executive officers (each, an “Excluded Director”) will not be entitled to receive any compensation for his or her service as a director, committee member or Chair of our board of directors or of any committee of our board of directors.
Director Compensation Arrangements.    Our non-employee director compensation program is designed to attract and retain qualified individuals to serve on our board of directors. Our board of directors, on the recommendation of its Compensation Committee, will be responsible for reviewing and approving any changes to the directors’ compensation arrangements. In consideration for serving on our board of directors, each director (other than Excluded Directors) will be paid an annual retainer. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred while serving as directors.
The Compensation Committee awards options or restricted stock units for the non-employee members of board of directors.
Cash Compensation.    Under such program, we currently pay each non-employee director a cash fee, payable quarterly, of $5,000 per month for service on our board of directors.
Equity Awards.    Each non-employee director receive a one-time initial stock option award for 161,290 shares of our common stock, which options shall vest in arrears in equal tranches monthly for one year. Each non-employee director shall also be eligible to receive grants of stock options, each in an amount designated by the Compensation Committee of our board of directors, from any equity compensation plan approved by the Compensation Committee.
In addition to such compensation, we reimburse each non-employee director for all pre-approved expenses within 30 days of receiving satisfactory written documentation setting out the expense actually incurred by such director. These include reasonable transportation and lodging costs incurred for attendance at any meeting of our board of directors.
The following table sets forth the director compensation we accrued in the year ended December 31, 2024 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash	Option Awards	Total ($)
Prateek Gattani	$—	$3,068,000	$3,068,000
Robert B. Machinist	$—	$—	$—
Jeffrey Jagid	$—	$—	$—
Jeffrey Kurtz	$—	$450,005	$450,005
David Solimine	$—	$450,005	$450,005
David Pfeffer	$30,000	$450,005	$480,005
Total:	$30,000	$4,418,015	$4,448,015
Atlantic International’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
Atlantic International does not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation to its executive officers at certain times. Consistent with its annual compensation cycle, the Compensation Committee has granted annual equity awards to its directors, and might grant annual equity awards to its executive officers in the future. The timing of any equity grants to directors or executive officers in connection with new hires or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment effective date). As a result, in all cases, the timing of grants of equity awards, including stock options or RSUs, occurs independent of the release of any material nonpublic information, and Atlantic does not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.
Additionally and as disclosed above, pursuant to his board of directors agreement with the Company dated April 15, 2024, Mr. Prateek Gattani, our Chairman of the Board, received 1,300,000 RSUs, as part of his director compensation, which vested upon the date of grant and will expire five years from the date of issue. Additionally, 161,290 RSUs were granted to each of Jeffrey Kurtz, David Solimine and David Pfeffer upon completion of the Lyneer Merger as director fees that vest equally monthly over one year.
Insider Trading Arrangements and Policies
There are no Rule 10b5-1 trading arrangements held by any officer or director of the Company. The company has adoped its Insider Trading Policies and Procedures, which is being filed herein as Exhibit 19.1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding beneficial ownership of our outstanding common stock as of March 21, 2025 by (i) each of our directors or executive officers, (ii) all of the persons who serve as our directors and executive officers as a group and (iii) each person who is known by us to be a beneficial owner of more than 5% of our common stock.
Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days after March 21, 2025 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them. The applicable percentage ownership based on 62,415,686 shares of common stock outstanding as of March 21, 2025.

Name and Address of Beneficial Owner	Number of Shares		Percentage
Executive Officers and Directors
Prateek Gattani	26,723,729	(1)	42.8%
Robert B. Machinist(2)	728,814		1.2%
Jeffrey Jagid(2)	6,521,025		10.4%
Christopher Broderick(2)	2,581,408		4.1%
Michael Tenore(2)	1,578,865		2.5%
Jeff Kurtz(2)	161,290	(3)	*
David Solimine(2)	161,290	(3)	*
David Pfeffer(4)	162,820	(5)	*
All directors and executive officers as a group (8 persons)	38,719,241		62.0%
5% or Greater Shareholder
IDC Technologies, Inc., 920 Hillview Court, Suite 250, Milpitas, California 95035	25,423,729	(6)	40.7%
_____________
*Represents ownership of less than one (1%) percent.
(1)As the Chief Executive Officer and sole shareholder of IDC, Mr. Gattani would have the power to vote and dispose of the shares held by IDC except upon a default as described in note six (6) below. The address of Mr. Gattani is c/o IDC Technologies, Inc. (IDC), 920 Hillview Court, Suite 250, Milpitas, California 95035.
(2)The address of this person is c/o Atlantic International Corp., 270 Sylvan Avenue, Suite 2230, Englewood Cliffs, New Jersey 07632.
(3)Includes 161,290 RSUs granted upon completion of the Merger as directors fees that vests equally monthly over one year.
(4)The address of Mr. Pfeffer is c/o SeqLL Inc., 3 Federal Street, Billerica, Massachusetts 01821.
(5)Includes (i) 500 shares of common stock, (ii) 1,030 shares of common stock issuable upon the exercise of currently exercisable stock options and (iii) 161,290 RSUs granted upon completion of the Merger as directors fees that vests equally monthly over one year.
(6)These shares are subject to a pledge agreement entered into with the lender under the Term Note. If IDC defaults under the Term Note and the lenders under the Term Note are able to foreclose upon IDC’s equity interest in our Company, this would result in a change in control of our Company.
Item 13. Certain Relationships and Related Transactions and Director Independence
Procedures for Approval of Related Party Transactions
A “related party transaction” is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related party had or will have a direct or indirect material interest. A “related party” includes:
•any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors; any person who beneficially owns more than 5% of our common stock;
•any immediate family member of any of the foregoing; or
•any entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.
In June 2024, our board of directors adopted a written related-party transactions policy. Pursuant to this policy, the Audit Committee of our board of directors will review all material facts of all related-party transactions and either approve or disapprove entry into the related-party transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a related-party transaction, our Audit Committee shall take into account, among other factors, the following: (i) whether the related-party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances; (ii) the extent of the related party’s interest in the transaction; and (iii) whether the transaction would impair the independence of a non-employee director.

Related Party Transactions
From April 29, 2019 to April 29, 2020, 23 issued a series of non-convertible promissory notes (the “Promissory Notes”) to St. Laurent Investments LLC, an affiliate of William C. St. Laurent, a former member of SeqLL’s board of directors, amounting to $1,375,000. The Promissory Notes had a one-year term with interest accruing at 10% per annum. In October 2021, 23 entered into an agreement with St. Laurent Investments LLC to reduce the interest on $1,375,000 principal amount of the Promissory Notes from 10% to 5% per year starting on October 1, 2021. On May 30, 2024, we entered into an agreement with St. Laurent Investments LLC to extend the maturity date of the $1,375,000 Promissory Note, to July 31, 2025. The interest rate from August 1, 2024 through July 31, 2025 shall be 10% per annum.
See Part III, Item 11 — Executive Compensation for the terms and conditions of employment agreements and senior management consulting agreements and options and restricted stock units issued and/or to be issued to Atlantic International’s officers, directors, consultants and senior management.

Item 14. Principal Accountant Fees and Services
The following table sets forth the fees billed to us for professional services by our independent registered public accounting firm, RBSM LLP for the years ended December 31, 2024 and 2023:

Services	2024	2023
Audit fees	$395,700	$330,000
Audit-related fees	67,500	25,000
Total fees	$463,200	$355,000
(1)Audit fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.
(2)Audit-related fees — Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit fees.”
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)List of Financial Statements
The following documents are included in this Report under Part II, Item 8 — Financial Statements and Supplementary Data:
•Report of Independent Registered Certified Public Accounting Firm (PCAOB ID 587)
•Consolidated Statements of Operations
•Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
•Consolidated Statements of Cash Flows
•Notes to the Consolidated Financial Statements
(a)(2)List of Exhibits

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Reorganization dated as of June 4, 2024 (1)
2.2	Amendment No. 1 to Amended and Restated Agreement and Plan of Reorganization dated as of June 12, 2024 (2)
2.3	Certificate of Merger of Atlantic Merger LLC with and into Lyneer Investments LLC (3)
2.4	Certificate of Merger of SeqLL Merger LLC with and into Lyneer Investments LLC (3)
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of SeqLL Inc. (5)
3.2	Amended and Restated Certificate of Incorporation in effect (4)
4.1*	Description of Securities of Atlantic International Corp
4.2	Specimen common stock certificate (6)
4.3	Form of outstanding Warrant (7)
4.4	Letter dated September 16, 2024 to the shareholders of record as of September 26, 2023 (8)
4.5	Form of outstanding Common Stock Purchase Warrant (9)
10.1	Amended and Restated 2014 Equity Incentive Plan (10)
10.2	Atlantic International Corp. 2023 Equity Incentive Plan (11)
10.3	Asset Purchase Agreement dated as of May 29, 2023 (12)
10.4	Consulting Agreement between Atlantic International Corp. and Robert Machinist (3)
10.5	Executive Employment Agreement between Atlantic International Corp. and Christopher Broderick (3)
10.6	Executive Employment Agreement between Atlantic International Corp. and Michael Tenore (3)
10.7	Executive Employment Agreement between Atlantic International Corp. and Jeffrey Jagid (3)
10.8	Executive Employment Agreement between Atlantic International Corp. and Todd McNulty (3)
10.9	Executive Employment Agreement between Atlantic International Corp. and James Radvany (3)
10.10	Board of Directors Agreement (Chairman) between Atlantic International Corp. and Prateek Gattanio dated as of April 15, 2024 (3)
10.11	Asset Purchase Agreement between SeqLL and SeqLL Omnics, Inc. (15)
10.12	Convertible Promissory Note dated June 20, 2024 issued by the Issuer to IDC Technologies Inc. (3)
10.13	Tenth Amendment to Loan Agreement and Forbearance Agreement (8)
10.14	Amendment No. 1 to Convertible Promissory Note dated as of September 12, 2024 made by the Issuer to IDC Technologies Inc. (8)
10.15	Ninth Amendment to ABL Credit and Forbearance Agreement (13)
19.1*	Insider Trading Policies and Procedures
21*	Subsidiaries of Atlantic International Corp

23.1*	Consent of RBSM LLP concerning registration statement on Form S-8
23.2*	Consent of RBSM LLP concerning registration statements on Form S-3
31.1*	Rule 13a-14(1) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(1) Certification of the Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 9006 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 9006 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
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
(1)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on June 6, 2024.
(2)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on June 18, 2024.
(3)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on June 25, 2024.
(4)Incorporated by reference to the Issuer’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021.
(5)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on August 30, 2023.
(6)Incorporated by reference to the Issuer’s Registration Statement on Form S-1/A filed with the SEC on May 22, 2019.
(7)Incorporated by reference to the Issuer’s Registration Statement on Form S-1 filed with the SEC on April 23, 2019.
(8)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on September 16, 2024.
(9)Incorporated by reference to the Issuer’s Registration Statement on Form S-1/A filed with the SEC on August 16, 2021.
(10)Incorporated by reference to the Issuer’s Registration Statement on Form S-1 filed with the SEC on March 31, 2021.
(11)Incorporated by reference to the Issuer’s Schedule 14A filed as Annex B on June 5, 2023.
(12)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on May 31, 2023.
(13)Incorporated by reference to the Issuer’s Registration Statement on Form 10-Q filed with the SEC on August 14, 2024.
(14)Incorporated by reference to the Issuer’s Registration Statement on Form S-1 filed with the SEC on June 23, 2024.
(15)Incorporated by reference to the Issuers Registration Statement on Form S-1 filed with the SEC on July 2, 2024.
Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic International Corp.

Date:	March 28, 2025	By:	/s/ Christopher Broderick
Christopher Broderick
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Jagid	Chief Executive Officer and Director	March 28, 2025
Jeffrey Jagid

/s/ Christopher Broderick	Chief Financial Officer	March 28, 2025
Christopher Broderick

/s/ Prateek Gattani	Chairman of the Board	March 28, 2025
Prateek Gattani

/s/ Robert Machinist	Vice Chairman of the Board	March 28, 2025
Robert Machinist

/s/ Jeffrey Kurtz	Director	March 28, 2025
Jeffrey Kurtz

/s/ David Solimine	Director	March 28, 2025
David Solimine

/s/ David Pfeffer	Director	March 28, 2025
David Pfeffer