Form 10-Q
period 2025-03-31
ATLANTIC INTERNATIONAL CORP.
filed 2025-05-14
CIK 1605888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2025, 58,375,488 shares of the common stock, $0.00001 par value, of the registrant were outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,466,012	$678,676
Accounts receivable, net of allowance of $2,726,107 and $2,726,107	46,106,554	64,074,337
Unbilled accounts receivable	9,776,021	9,368,565
Prepaid expenses and other current assets	7,332,441	5,898,415
Deposits, current	8,000,000	8,000,000
Total current assets	72,681,028	88,019,993
Non-current assets
Property and equipment, net	281,643	307,620
Right-of-use assets	2,376,433	2,067,906
Intangible assets, net	30,197,223	31,395,556
Other assets	938,166	960,601
Total non-current assets	33,793,465	34,731,683
Total assets	$106,474,493	$122,751,676
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,897,512	$2,028,100
Accrued expenses and other current liabilities	47,928,374	47,933,515
Due to related parties	1,379,210	2,091,035
Current operating lease liabilities	1,315,063	1,313,128
Line of credit, current portion	28,739,104	42,508,379
Notes payable, current portion – related parties	34,804,348	—
Notes payable, current portion	1,375,000	1,375,000
Total current liabilities	117,438,611	97,249,157
Non-current liabilities
Line of credit, net of current portion	1,950,000	1,950,000
Notes payable, net of current portion - related parties	—	34,755,435
Non-current operating lease liabilities	1,121,079	813,740
Total non-current liabilities	3,071,079	37,519,175
Total liabilities	120,509,690	134,768,332
Commitments and contingencies
Stockholders’ (deficit)
Preferred stock, $0.00001 par value; 20,000,000 shares authorized and none issued at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $.00001 par value; 300,000,000 shares authorized; 54,553,801 and 53,130,946 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	546	531
Additional paid-in capital	132,188,332	123,462,703
Accumulated deficit	(146,224,075)	(135,479,890)
Total stockholders’ (deficit)	(14,035,197)	(12,016,656)
Total liabilities and stockholders’ (deficit)	$106,474,493	$122,751,676
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Service revenue, net	$102,808,807	$100,623,212
Cost of revenue	91,622,685	90,157,830
Gross profit	11,186,122	10,465,382
Selling, general and administrative	19,399,479	10,341,037
Depreciation and amortization	1,236,389	1,259,554
(Loss) income from operations	(9,449,746)	(1,135,209)
Interest expense	1,284,822	5,022,230
Net loss before provision for income taxes	(10,734,568)	(6,157,439)
Income tax (expense)/benefit	(9,617)	1,290,595
Net loss	$(10,744,185)	$(4,866,844)

Net loss per share, basic and diluted	$(0.20)	$(0.19)

Weighted-average shares outstanding, basic and diluted	53,975,575	25,423,729
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Mezzanine Capital		Members’ Capital (Deficit)			Stockholders’ (Deficit)
			Non-Redeemable Interests			Common Stock
	Redeemable Interests	Total Mezzanine Capital	Contributed Capital	Accumulated (Deficit)	Total Members’ Equity/(Deficit)	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
Balance - December 31, 2024	$—	$—	$—	$—	$—	53,130,946	$531	$123,462,703	$(135,479,890)	$(12,016,656)
Net loss	-	-	-	-	-	-	-	-	(10,744,185)	(10,744,185)
Stock based compensation	-	-	$-	-	-	-	-	6,039,973	-	6,039,973
Stock issued for services	-	-	$-	-	-	65,148	1	326,399	-	326,400
Stock issued to legacy stockholders	-	-	$-	-	-	764,486	8	2,359,263	-	2,359,271
Stock issued for RSUs	-	-	$-	-	-	593,221	6	(6)	-	133,969
Balance - March 31, 2025	$-	$-	$-	$-	$-	54,553,801	$546	$132,188,332	$(146,224,075)	$(14,035,197)

	Mezzanine Capital		Members’ Capital (Deficit)			Stockholders’ (Deficit)
			Non-Redeemable Interests			Common Stock
	Redeemable Interests	Total Mezzanine Capital	Contributed Capital	Accumulated (Deficit)	Total Members’ (Deficit)	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
Balance - December 31, 2023	$10,663,750	$10,663,750	$11,786,313	$(61,804,116)	$(50,017,803)	25,423,729	$254	$22,449,809	$(61,804,116)	$(39,354,053)
Net loss	-	-	-	-	-	-	-	-	(4,866,844)	(4,866,844)
Capital contribution	-	-	1,033,969	-	1,033,969	-	-	1,033,969	-	1,033,969
Accretion to redemption value	133,162	133,162	(133,162)	-	(133,162)	-	-	-	-	-
Redemption of redeemable interests	(10,796,912)	(10,796,912)	10,796,912	-	10,796,912	-	-	-	-	-
Effect from merger	-	-	(23,484,032)	61,804,116	38,320,084	-	-	(1,804,116)	61,804,116	60,000,000
Balance - March 31, 2024	$-	$-	$-	$-	$-	25,423,729	$254	$21,679,662	$(4,866,844)	$16,813,072
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(10,744,185)	$(4,866,844)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization, deferred financing cost	48,913	305,250
Interest paid in kind	—	616,163
Deferred income taxes	—	(1,308,089)
Shares issued for services	326,400	—
Depreciation and amortization expense	1,236,389	1,259,553
Right-of-use asset amortization	453,530	392,019
Share based compensation	6,039,973	—
Expenses paid by IDC	—	2,550,970
Changes in operating assets and liabilities:
Accounts receivable	17,967,783	13,352,938
Unbilled accounts receivable	(407,456)	(2,302,753)
Prepaid expenses and other current assets	(1,434,026)	(255,627)
Due from related parties	—	(375,000)
Other assets	22,435	(120,020)
Accounts payable	(130,588)	(212,985)
Due to related parties	(711,825)	(36,848)
Income taxes payable	—	6,957
Accrued expenses and other current liabilities	2,354,130	2,626,366
Operating lease liability	(452,783)	(397,276)
Net cash provided by operating activities	14,568,690	11,234,774
Cash flows from investing activities
Purchase of property and equipment	(12,079)	(14,623)
Net cash (used in) investing activities	(12,079)	(14,623)
Cash flows from financing activities
Borrowings on revolving line of credit	107,630,000	102,704,746
Payments on revolving line of credit	(121,399,275)	(114,284,438)
Debt issuance costs payment	—	(19,500)
Net cash (used in) financing activities	(13,769,275)	(11,599,192)
Net increase/(decrease) in cash and cash equivalents	787,336	(379,041)
Cash and Cash Equivalents – Beginning of period	678,676	1,352,927
Cash and Cash Equivalents – End of period	$1,466,012	$973,886

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,458,889	$2,306,490
Federal Income Taxes, net of refunds received	$(558,566)	$—
State Income Taxes, net of refunds received	$3,573	$16,775
Non-cash investing and financing activities:
Settlement shares issued to legacy stockholders	$2,359,271	$—
Accretion of redeemable units to redemption value	$—	$133,162
Unpaid debt issuance costs added to Term Note	$—	$600,000
Notes payable issued for amounts due under contingent consideration arrangements	$—	$6,941,521
Deemed capital contribution	$—	$2,684,018
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Organization and Nature of Operations
On June 18, 2024 (the “Closing Date”), Atlantic International Corp. (“Atlantic” or the “Company,” formerly known as SeqLL Inc.) completed the acquisition (the “Merger”) of Lyneer Investments LLC and its operating subsidiaries, including Lyneer Staffing Solutions, LLC (collectively, “Lyneer”). See Note 2: Merger and Acquistion for further information.
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
The Company specializes in the placement of temporary and temporary-to-permanent labor across various industries throughout the United States of America (“USA”). The Company primarily places individuals in accounting and finance, administrative and clerical, information technology, legal, light industrial, and medical roles. The Company is also a leading provider of productivity consulting and workforce management solutions. The Company has more than 100 locations throughout the USA.
On August 31, 2021 (the “Acquisition Date” or the “Transaction Date”), IDC Technologies, Inc., a California corporation (“Parent” “IDC” or the “Acquirer”) obtained a controlling financial interest in Lyneer Investments by acquiring ninety (90%) percent of Lyneer Investments’ outstanding equity (the “Transaction”) pursuant to a membership interest purchase agreement (the “Transaction Agreement”) executed with the selling parties (“Sellers”). Following the closing of the Transaction, one of the Sellers, Lyneer Management Holdings, LLC (“LMH”) an entity owned primarily by certain members of the executive management team of the Company continued to own 10% equity interest in Lyneer. The Transaction represented a change of control with respect to Lyneer Investments and was accounted for as a business combination in accordance with the guidance prescribed in Accounting Standard Codification (“ASC”) Topic 805 - Business Combinations (“ASC 805”). Lyneer Investments applied pushdown accounting as of the Acquisition Date. On February 28, 2024, LMH exercised its right to put the LMH Units to IDC and IDC owned 100% of all the membership interests in Lyneer Investments.
On October 29, 2024, the Company formed a subsidiary in Delaware. This inactive subsidiary is named A36 Merger Sub, Inc. and all 100 shares of its common stock are owned by the Company.
Note 2: Merger and Acquisition
Merger
On May 29, 2023 and subsequently amended on June 23, 2023, October 5, 2023, October 17, 2023, November 3, 2023, January 16, 2024, March 7, 2024 and April 15, 2024, the Company, now known as Atlantic International Corp., a Delaware corporation (“SeqLL”), a Delaware corporation, SeqLL Merger, LLC, a Delaware limited liability company (“SeqLL Merger Sub”), Atlantic Acquisition Corp., a Delaware corporation (“Atlantic”), Atlantic Merger LLC, a Delaware limited liability company and a majority-owned subsidiary of Atlantic (“Atlantic Merger Sub”), Lyneer, IDC and LMH, a Delaware limited liability company (“Lyneer Management”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (i) Atlantic Merger Sub was merged with and into Lyneer with Lyneer continuing as the surviving entity and as an approximately 41.7%- owned subsidiary of Atlantic, and an approximately 58.3%-owned subsidiary of IDC, and (ii) SeqLL Merger Sub was subsequently be merged with and into Lyneer, with Lyneer continuing as the surviving entity and a wholly-owned subsidiary of SeqLL (collectively referred to as the “Merger”).

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
The consideration for the Acquisition was the issuance to IDC, the then current owner of Lyneer: (a) a convertible promissory note in the principal amount of $35,000,000 that was originally due on or before September 30, 2024, which has been extended to March 31, 2027 (see Note 8: Debt for further discussion); and (b) 25,423,729 shares of the Company’s common stock at a market value of $2.36 per share, or $60,000,000 in the aggregate. The stockholders of Atlantic Acquisition Corp. were issued an aggregate of 18,220,338 shares of Company’s common stock at a market value of $2.36 per share or $43,000,000 in the aggregate (the “Atlantic Consideration”). In the event of default, IDC shall be issued $10 million of additional shares of Atlantic common stock, valued at the then current price of ATLN common stock. The Company is currently not in default of the convertible promissory note.
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
f)No affiliate entities or individual stockholders of Lyneer, Atlantic or SeqLL will have voting control on our board of directors following the Merger; and
g)Individuals affiliated with Atlantic will be appointed as the Chief Executive Officer and Chief Financial Officer of our company following the Merger
Staffing 360 Acquisition
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
Note 3: Summary of Significant Accounting Policies
Basis of Presentation
The condensed unaudited consolidated financial statements of the Company are prepared following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that is required by accounting principles generally accepted in the U.S (“U.S. GAAP”) for complete financial statements can be condensed or omitted. Certain information and footnote disclosures normally included in our annual audited financial statements for the fiscal year ended December 31, 2024 have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended March 31, 2025 and 2024.

These Financial Statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2024. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.
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
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40 – Going Concern, Management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year from the date the financials are issued. This evaluation includes considerations related to financial and other covenants contained in the Company’s credit facilities, as well as forecasted liquidity. On April 29, 2025, the Company closed with a new ABL lender, replacing the current Revolver, with a maturity date of April 29, 2028. On April 28, 2025, the Company entered into an Amended and Restated Convertible Promissory Note agreement to extend the maturity date of the Merger Note to March 31, 2027.
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
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the consolidated balance sheets and consolidated statements of cash flows reflecting related party transactions and right-of-use amortization.
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
Joint and Several Liability Arrangements
In connection with the Transaction, Lyneer has entered into several debt facilities under which it is jointly and severally liable for repayment with IDC. The Company measures obligations resulting from joint and several liability arrangements in accordance with ASC 405-40 – Obligations Resulting from Joint and Several Liability Arrangements (“ASC 405-40”). ASC 405-40 requires that when determining the amount of liability to recognize under a joint and several obligation, a reporting entity which is an obligor under a joint and several liability arrangement first look to the terms of a related agreement with its co-obligors and record an amount equal to what it is obligated to pay under that agreement, plus any amount it expects to pay on behalf of the co-obligors. If no agreement with the co-obligors exists a reporting entity should recognize the full amount that it could be required to pay under the joint and several liability obligations. The amounts recognized in the Company’s financial statements represents its portion of amounts Lyneer expects to repay under its respective joint and several liability agreements as of March 31, 2025 and December 31, 2024, respectively. As of the date of the Merger, the Company deconsolidated its joint and several debt obligations as it believes it is reasonably probable that IDC has the ability to repay their portion. See Note 8: Debt for more information and discussion regarding the Debt Allocation agreement.
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

The Company does not believe ASU 2023-07 or ASU 2023-09 have a material effect on its consolidated financial statements.
Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 – Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”) to improve the disclosures about an entity’s expenses and provide more detailed information about the types of expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company plans to adopt ASU 2024-03 for the reporting period December 31, 2026.
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
Note 4: Revenue Recognition and Accounts Receivable
The Company’s disaggregated revenues are as follows:

	Three Months Ended March 31,
	2025	2024
Temporary placement services	$101,826,339	$99,672,902
Permanent placement and other services	982,468	950,310
Total service revenues, net	$102,808,807	$100,623,212
When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because all its revenues are from placement services, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from its revenue generating activities. For the three months ended March 31, 2025 and March 31, 2024, revenues from the Company’s largest customer accounted for approximately 13% and 15% of consolidated revenues, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in either period. Economic factors specific to this customer could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.
Contract asset consists of unbilled accounts receivable of $9,776,021 and $9,368,565 as of March 31, 2025 and December 31, 2024, respectively. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment upon receipt of invoice.
Accounts receivable is as follows:

	March 31, 2025	December 31, 2024
Accounts receivable	$48,832,661	$66,800,444
Allowance for doubtful accounts	(2,726,107)	(2,726,107)
Accounts receivable, net	$46,106,554	$64,074,337
The Company’s accounts receivable serves as collateral for the Revolver and the Term Note has a second lien after the Revolver.
The Company recognized no bad debt expense during the periods ended March 31, 2025 and March 31, 2024, respectively
None of the Company’s customers accounted for more than 10% of the Company’s accounts receivable as of March 31, 2025 and December 31, 2024.

Note 5: Property and Equipment
Property and equipment consisted of the following:

	March 31, 2025	December 31, 2024	Estimated Useful Life
Computer equipment and software	$815,996	$803,917	3 years
Office equipment	94,876	94,876	5 years
Furniture and fixtures	169,258	169,258	7 years
Leasehold improvements	18,420	18,420	Lesser of lease term or asset life
Total	$1,098,550	$1,086,471
Less: accumulated depreciation and amortization	(816,907)	(778,851)
Property and equipment, net	$281,643	$307,620
Total depreciation expense of $38,056 and $61,220 was recorded during the three months ended March 31, 2025 and 2024, respectively and is included in “depreciation and amortization” in the accompanying consolidated condensed statements of operations.
Note 6: Intangible Assets
Intangible assets consisted of the following:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$35,000,000	$(8,367,777)	$26,632,223	$35,000,000	$(7,784,444)	$27,215,556
Trade Name	12,400,000	(8,835,000)	3,565,000	12,400,000	(8,220,000)	4,180,000
Total intangible assets	$47,400,000	$(17,202,777)	$30,197,223	$47,400,000	$(16,004,444)	$31,395,556
Total amortization expense of $1,198,333 was recorded during each of the three months ended March 31, 2025 and 2024. The Company continuously monitors for events and circumstances that could indicate that it is more likely than not that its finite lived intangible assets and other long-lived assets are impaired or not recoverable (a triggering event), requiring an interim impairment test. During the three months ended March 31, 2025, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, and overall financial performance of the Company. Based on the analysis of relevant events and circumstances, the Company concluded a triggering event had not occurred as of March 31, 2025.
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
The Company maintains operating leases for corporate and field offices. The Company’s leases have initial terms ranging from one month to three years, some of which include the option to renew, and some of which include an early termination option. During the three months ended March 31, 2025, the Company extended certain of its leases for periods ranging from one to three years.

The following table summarizes the weighted average remaining lease term and discount rate for operating leases as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term for operating leases	2.27 years	2.07 years
Weighted average discount rate for operating leases	7.06%	6.29%
The following table summarizes the future minimum payments for operating leases as of March 31, 2025, due in each year ending December 31:

Year	Minimum Lease Payments
Remainder of 2025	$1,159,843
2026	825,661
2027	407,416
2028	105,706
2029	64,830
Thereafter	47,068
Total lease payments	2,610,524
Less: imputed interest	(174,382)
Present value of operating lease liabilities	$2,436,142
Note 8: Debt
Some of the Company’s debt obligations consist of joint and several liabilities with the IDC Technologies Inc. (“IDC”) which are accounted for under ASC 405 – Debt (“ASC 405”). Lyneer will remain jointly and severally liable with the IDC to the lenders of the debt obligations until such time as such joint and several indebtedness is repaid. As of the date of the Merger, the Company deconsolidated the joint and several liabilities with regard to the Debt Allocation Agreement, dated December 31, 2024, between Lyneer and IDC. See below for further discussion.
The table below provides a breakdown of the Company’s recognized debt:

	March 31, 2025	December 31, 2024
Revolver	$28,739,104	$42,508,379
Credit Agreement	1,950,000	1,950,000
Promissory Note	1,375,000	1,375,000
Merger Note	35,000,000	35,000,000
Less: unamortized debt issuance costs	(195,652)	(244,565)
Total debt	$66,868,452	$80,588,814

Current portion	$64,918,452	$43,883,379
Non-current portion	$1,950,000	$36,705,435
The revolving credit facility (the “Revolver”) and Term Note contain certain customary financial and non-financial covenants that the Company is required to comply with. The Company and its lenders executed multiple amendments to its debt facilities in anticipation of the closing of the Merger. The multiple amendments executed since 2024 were in response to the delayed closing of the Merger. As of the issuance date of the Company’s March 31, 2025 unaudited financial statements, the Ninth Amendment to the Revolver and Tenth Amendment to the Term Note represent the currently effective amendments to each respective debt facility, as described further below. As of August 12, 2024, the lenders waived all existing events of default as of the date of the agreement and agreed to forbear from exercising their rights and remedies with respect to such events of default under the credit facilities through March 31, 2025. On April 29, 2025, the Company closed on a new ABL lender with a maturity date of April 29, 2028. See Note 18: Subsequent Events for further discussion.
Revolver
The Company maintains a Revolver as a co-borrower with IDC with an initial available borrowing capacity of up to $125,000,000, when originally executed in 2022. The facility was partially used to finance the acquisition of Lyneer Investments by IDC in August 2021, with additional borrowing capacity available under the Revolver to finance the Company’s working capital. All the Company’s cash collections and disbursements are currently linked with bank accounts associated with the Lender and funded using the Revolver. These borrowings are determined by the Company’s availability based on a formula of billed and unbilled accounts receivable as defined in the loan agreement. The Revolver matures on August 31, 2025, at which time all outstanding balances are due and payable. There are no scheduled or required principal payments on the Revolver prior to its maturity date. The Company may prepay amounts owed under the Revolver at any time prior to its maturity date without penalty.
As of March 31, 2025, and December 31, 2024, the Company has recognized liability balances on the Revolver of $28,739,104 and $42,508,379, respectively.
On August 12, 2024 the Company entered into extended forbearance agreements with its lender, under which the lenders, waived all existing events of default as of the date of the agreements and agreed to forbear from exercising their rights and remedies with respect to such events of default under the Revolver and Term Note through September 30, 2024. The maximum aggregate principal amount of $60,000,000 will be reduced by $500,000 on each Thursday starting August 15, 2024 and continuing through and including September 26, 2024. The Initial Capital Raise milestone and the uplisting milestone dates were subsequently extended to September 30, 2025, or as agreed between the parties.
On April 29, 2025, the Company closed on a new ABL lender, replacing the current Revolver, with a maturity date of April 29, 2028. The current lender has funded the shortfall of the IDC portion owed and IDC has entered into a term loan for $6,000,000, plus a $1,000,000 exit fee. The current Revolver’s lender has assumed IDC’s publicly owned stock of Atlantic International Corp as collateral and intends to sell these shares to pay down these amounts. See Note 18: Subsequent Events for further information.
The Revolver contains certain customary financial and non-financial covenants.
Total available borrowing capacity on the Revolver as of March 31, 2025 was $127,537.
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
As of March 31, 2025, and December 31, 2024, the Company has recognized liability balances on the Term Note of $0, and $0, respectively.
On August 12, 2024, the Company entered into the Tenth Amendment and with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Term Note through September 30, 2024. The Initial Capital Raise milestone and the uplisting milestone dates were subsequently extended to September 30, 2025, or later as agreed to between the parties.
On April 28, 2025, the Term Note lender has foreclosed on IDC’s remaining stock of Atlantic International Corp. and intends to sell these shares to pay off the Term Note. See Note 18: Subsequent Events for further discussion.
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
The Company has recognized Seller Note liability balances of $0 and $0 as of March 31, 2025, and December 31, 2024, respectively.
Earnout Notes
As contingent consideration milestones are met in connection with the Transaction Agreement, the Company can elect to pay the obligation in cash or issue notes payable. During 2023, the Company and IDC as co-borrowers issued nine notes payable with an aggregate value of $0. Payments on each of the Earnout Notes are due in quarterly installments through their amended maturity date of January 31, 2025, and each note bears an amended stated interest rate of 11.25% per annum. On January 16, 2024, the Company and IDC as co-borrowers issued six notes payable with an aggregate value of $6,941,521. Payments on each of the Earnout Notes are due in quarterly installments through their maturity date of January 16, 2026, and each note bears interest at a rate of 6.25% per annum. The Company did not make principal and interest payments due to the notice received from the Revolver’s administrative agent of the lender restricting payments to other lenders and the interest rate was increased to the default rate of 11.25% for the January Earnout Notes.
The Earnout Notes are subordinated to the Revolver and Term Note and represent unsecured borrowings.
The Earnout Note liability was $0 and $0 at the periods ended March 31, 2025 and December 31, 2024, respectively.
2023 and 2024 Amendments to Seller and Earnout Notes
The Company did not make the Seller Note and Earnout Note principal and interest payments due during 2024 or the three months ended March 31, 2025. On May 14, 2023, the Company signed an amendment (the “Omnibus Amendment”) to defer the missed Seller Note and Earnout Note payments through the amendment date until their amended maturity dates of April 30, 2024, and January 31, 2025, respectively. The amendment increased the interest rate of the Seller Note and the Earnout Notes to 11.25% per annum from 6.25% for all remaining payments.
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
On April 29, 2025, the Company entered into an Amended and Restated Convertible Promissory Note which extended the maturity date to the earlier of March 31, 2027 or the completion of at least a $40 million capital raise. See Note 18: Subsequent Events for further discussion.
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
Subsequent to the executed amendments of the Company’s debt obligations described herein, the future minimum principal payments on the Company’s outstanding debt are as follows:

March 31, 2025
Remainder of 2025	$30,114,104
2026	36,950,000
2027	—
2028	—
2029	—
Thereafter	—
Total	$67,064,104
Interest Expense
The Company recognized total interest expense of $1,284,822 and $5,022,230 during the three months ended March 31, 2025, and 2024. $48,913 and $305,250 of deferred financing costs were recognized as a component of “interest expense” on the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.

Note 9: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
Potential settlement offer for legacy stockholders	$8,742,400	$11,101,671
Accrued wages and salaries	32,710,947	28,784,955
Accrued commissions and bonuses	2,435,457	3,515,821
Accrued interest	473,944	683,046
Income tax payable	13,913	13,913
Accrued other expenses and current liabilities	3,551,713	3,834,109
Total accrued expenses and other current liabilities	$47,928,374	$47,933,515
Legacy Stockholder Dividend Settlements
The Company has extended offers for settlement to stockholders as a result of the Company failing to declare and pay a declared dividend as described in the Company’s filings. The Company has issued 764,486 shares in partial satisfaction of this settlement as of the issuance date of the Company’s March 31, 2025 condensed consolidated unaudited financial statements at the September 10, 2024 closing stock price of $6.45, with an additional 1,000,701 shares pending issuance.
On October 24, 2024 the Company entered into an Amended and Restated Settlement Agreement and General Release of Claims with regard to the Company’s failure to declare and pay a declared dividend as described in the Company’s filings and the Company’s former Chief Executive Officer agreed to provide consulting services to the Company. In full and final satisfaction of any and all obligations related to the dividend and consulting services, the Company agreed to the following:
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
On February 2, 2018, Michael Smith on his own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against various defendants in the Superior Court of California, Los Angeles County, that was subsequently amended to add Lyneer as a defendant on April 28, 2022. The complaint alleges wage and hour claims, and inaccurate wage statement claims on behalf of the class and plaintiff. The $300,000 final settlement funds were disbursed on March 21, 2024.
On October 30, 2019, Rosanna Vargas filed a complaint in the Superior Court of New Jersey at Camden County against Lyneer and various defendants, including Lyneer’s client, alleging severe personal injury sustained at work. The case is now closed as to all parties. As a result of the matter, Lyneer’s client sought indemnification from Lyneer pursuant to an indemnification demand issued to Lyneer on June 10, 2022. Accordingly, Lyneer agreed to pay approximately $1,030,000 over 36 months, beginning in July 2023, to settle the claim. As of March 31, 2025, the Company owes $492,857.
On January 6, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Los Angeles County, by Enrique Briseno as class representative. The Complaint was filed only against the Company’s client. The matter settled for $425,000, $300,000 of which is to be paid by the Company, and the remaining $125,000 is to be paid by the client. The settlement agreement was signed on December 17, 2024 and has been finalized and executed and provided to the Court for approval. The Company is currently awaiting such approval. If approved, it is anticipated that the settlement payment will be due in the second quarter of 2025. The Company has accrued the full amount of the $300,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
On June 16, 2021, a complaint was filed in the Superior Court of New Jersey Law Division, Middlesex County. The complaint alleges a former minor employee (who obtained employment by providing false information) was injured on October 15, 2020, at the Co-Defendant’s worksite. A settlement conference was held on August 28, 2024, but was unsuccessful. The Company’s liability insurance carrier and the Company's worker's compensation insurance carrier and the liability insurance carrier for the client held a settlement conference on April 14, 2025, but was unsuccessful. The trial commenced April 28, 2025 and a settlement was reached on May 2, 2025 for a total value of $3,050,000, $2,800,000 in cash and $250,000 by virtue of a lien release, of which the Company is responsible for $200,000, with the insurance carriers collectively responsible for the remainder.
On October 8, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Orange County, by Mirna Reyes and Teresa Alvarez as class representatives. The Complaint was filed against the Company as well as the Company’s client. The matter settled for $750,000, $650,000 of which is to be paid by the Company, and the remaining $100,000 is to be paid by the client. The settlement agreement was signed November 16, 2023 and has been finalized and executed and provided to the Court for approval. The Company is currently awaiting such approval. If approved, it is anticipated that the settlement payment will be due in the fourth quarter of 2025. The Company has accrued the full amount of the $650,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
Note 11: Segment Reporting
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
The accounting policies of the commercial staffing solutions segment are the same as those described in Note 3: Summary of Significant Accounting Policies. The Company’s CEO is the CODM and reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM assesses performance for the commercial staffing solutions segment and decides how to allocate resources based on net income/(loss) that is also reported on the condensed consolidated statement of operations as consolidated net income/(loss). The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

The CODM uses net income/(loss) to evaluate income/(loss) generated from segment assets (return on assets) in deciding whether to reinvest profits into the current business segment or into other parts of the entity or parent, such as for acquisitions or other public costs such as investor relations and marketing.
The Company does not have intra-entity sales or transfers.
Note 12: Concentrations of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
Cash in Excess of FDIC Insured Limits
The Company places its cash and cash equivalents with financial institutions which it believes are of high creditworthiness and where deposits are insured by the United States Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s cash balances in excess of FDIC insured limits amounted to $1,410,330 and $424,188 as of March 31, 2025 and December 31, 2024, respectively.
The Company has not experienced any losses with regard to its bank accounts and believes it does not pose a significant credit risk to the Company.
Other Concentrations
As of March 31, 2025 and December 31, 2024, the Company has a deposit in the amount of $8,000,000 with a professional employer organization (“PEO”). The PEO is the employer of record for substantially all of the Company’s engagement professionals, and as such certain costs of revenue are paid to the PEO and subsequently distributed to Company engagement professionals.
Note 13: Members' Capital and Mezzanine Capital
As of March 31, 2024, 100%, of the outstanding membership units were held by IDC.
Under the Operating Agreement, LMH had the right, but not the obligation to require IDC to purchase LMH’s interest in the Company (the “LMH Put”) upon the occurrence of any Triggering Event, or during the Put-Call Period. Upon the occurrence of certain triggering events as defined in the Company’s operating agreement, LMH had the right to require IDC to purchase its membership units in the Company. The Company has determined the LMH Units to be redeemable upon an event that is outside the control of the Company, and accordingly classified the LMH Units as a component of mezzanine capital and outside of permanent equity. These units were exercised on February 28, 2024 and as of March 31, 2024 were reclassed to permanent equity. See below for further detail.
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
On November 15, 2022, Lyneer and IDC as co-borrowers issued Year 1 Earnout Notes to LMH with total balances of $5,127,218. On January 16, 2024, Lyneer and IDC as co-borrowers issued Year 2 Earnout Notes to LMH with total balances of $2,013,041. On the date of the Merger, the Company deconsolidated this debt. Refer to Note 8: Debt for additional information.
Interest expense incurred on the Earnout Notes to LMH totaled $0 and $173,737 for the three months ended March 31, 2025 and 2024, respectively.
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
As a result of the Merger, the Company is required to file short-term income tax returns for the periods of January 1, 2024 to June 18, 2024 and June 19, 2024 to December 31, 2024. For the first short-period, Lyneer and IDC will file consolidated income tax returns in certain states. In connection with this arrangement the Company has recorded a liability payable to IDC for taxes payable by IDC which represent taxes attributable to the Company’s operations included on consolidated state and local income tax returns filed by IDC. These amounts are determined by determining the Company’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $548,432 as of both March 31, 2025 and December 31, 2024, and are included in “due to related parties” on the accompanying unaudited condensed consolidated balance sheets. For the second short-period ended December 31, 2024, Lyneer will file consolidated income tax returns with Atlantic International Corp.
Total amounts payable to IDC, including the above taxes payable to IDC, amounted to $1,379,210 and $2,091,035 as of March 31, 2025, and December 31, 2024, respectively and are included in “due to related parties” on the accompanying condensed consolidated balance sheets. There are no formalized repayment terms.
During the three months ended March 31, 2024, Lyneer included $2,550,970 as an expense paid for by IDC and recorded as a deemed capital contribution to Lyneer, of which all related to interest. Additionally, IDC agreed to reimburse certain expenses paid by Lyneer totaling $133,048 also recorded as deemed capital contributions, by reducing the payable balance owed to IDC. Of this amount, $113,548 related to professional fees and $19,500 related to a debt amendment fee.
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
Restricted Stock Units
The Company granted 4,040,198 restricted stock units to employees under its Incentive Plan during the three months ended March 31, 2025. As of March 31, 2025, the Company had 4,161,161 unvested RSUs with a grant date fair value of $5.81.
The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	241,932	$2.36
Granted	4,040,198	$5.91
Vested	(120,969)	$2.36
Unvested at March 31, 2025	4,161,161	$5.81
Stock-based compensation expense included in the accompanying consolidated statements of operations was:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense	$6,039,973	$—
As of March 31, 2025, there was $18,387,815 of unrecognized stock-based compensation related to RSUs outstanding, which is expected to be recognized over a weighted-average remaining service period of less than one year.
Note 16: Income Taxes
For the three months ended March 31, 2025 and 2024, the Company recorded an income tax (expense)/benefit of $(9,617) and $1,290,595, respectively. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 0.1% and 21.0%, respectively. The effective tax rate for the three months ended March 31, 2025 differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our deferred tax assets. The change in effective tax rates between the periods was primarily due to the establishment of a valuation allowance on the Company’s deferred tax assets, initially recorded during the fourth quarter of 2024.
As of March 31, 2025, the Company maintained a valuation allowance against all of its deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.

Note 17: Earnings per Share
The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(10,744,185)	$(4,866,844)
Denominator:
Weighted average common shares outstanding, basic and diluted	53,975,575	25,423,729
Net loss per share, basic and diluted	$(0.20)	$(0.19)
Excluded anti-dilutive shares	5,008,268	13,825
Note 18: Subsequent Events
The Company has evaluated subsequent events through May 9, 2025, as detailed below.
New ABL Lender

On April 29, 2025, the Company’s subsidiary, Lyneer Staffing Solutions, LLC (“Lyneer”) entered into a Loan and Security Agreement (the “Loan Agreement”) providing for a $70 million senior secured revolving credit facility (the “New Revolving Credit Facility”). The Loan Agreement replaced Lyneer’s prior senior secured revolving credit facility provided by BMO Bank, N.A. (“BMO”). Lyneer’s current lender funded the shortfall of $6,000,000, the portion of the joint and several debt owed to BMO by IDC, and IDC and Lyneer has entered into a term loan with BMO for this amount, plus a $1,000,000 exit fee. BMO has assumed 3,439,803 shares of Atlantic International Corp. previously owned by IDC as collateral.
Term Note
On April 28, 2025, the Term Note lender foreclosed on IDC’s remaining 21,983,926 shares of Atlantic International Corp. stock and intends to sell these shares to pay off the Term Note.
Merger Note Amendment
In connection with the loan transaction described above, the Company and IDC amended a convertible promissory note, originally issued on June 18, 2024 from the Company to IDC, in the principal amount of $35,000,000. By mutual agreement, the parties extended the Maturity Date to March 31, 2027.
Prateek Gattani Resignation
On April 29, 2025, at the request of the Company’s Board of Directors, in consideration of the Company’s subsidiary entering into a revolver, as described above, with a new ABL lender, Prateek Gattani resigned as Chairman of the Board of the Company.

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
Comparison of the Three Months Ended March 31, 2025 and 2024:
Certain related party and non-related party financial statement line-item amounts have been aggregated for purposes of analysis below, which is consistent with management’s evaluation of its business results.
The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
Service revenue, net	$102,808,807	$100,623,212	$2,185,595	2.2%
Cost of revenue	91,622,685	90,157,830	1,464,855	1.6%
Gross profit	11,186,122	10,465,382	720,740	6.9%
Selling, general and administrative	19,399,479	10,341,037	9,058,442	87.6%
Depreciation and amortization	1,236,389	1,259,554	(23,165)	(1.8)%
Loss from operations	(9,449,746)	(1,135,209)	(8,314,537)	+
Interest expense	1,284,822	5,022,230	(3,737,408)	(74.4)%
Net loss before provision for income taxes	(10,734,568)	(6,157,439)	(4,577,129)	74.3%
Income tax (expense)/benefit	(9,617)	1,290,595	(1,300,212)	+
Net loss	$(10,744,185)	$(4,866,844)	$(5,877,341)	+

Net loss per share, basic and diluted	$(0.20)	$(0.19)	$(0.01)	5.3%
Weighted average shares outstanding, basic and diluted	53,975,575	25,423,729	28,551,846	+

+ -     change greater than ± 100%
Service Revenue, Net
Service revenue, net of discounts, for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
Temporary placement services	$101,826,339	$99,672,902
Permanent placement and other services	982,468	950,310
Total service revenues, net	$102,808,807	$100,623,212
Service revenue, net was $102,808,807 and $100,623,212 for the three months ended March 31, 2025 and 2024, respectively, an increase of $2,185,595, or 2.2%. This increase was predominately due to the higher revenues from the Company’s temporary placement services business, which increased $2,153,437 or 2.2% in the three months ended March 31, 2025 as compared to the same period in 2024 due primarily to a strong sales initiative by the Company. Permanent placement and other services increased $32,158 or 3.4% due to strong demand from our current clients.
Cost of Revenue and Gross Profit
Gross profit reflects the difference between realized service revenue, net and cost of revenues for providing temporary and permanent placement solutions. Cost of revenue consists primarily of fixed and variable directs costs, including payroll, payroll taxes and employee benefit costs. Cost of revenue and gross profit for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
Service revenue, net	$102,808,807	$100,623,212
Cost of revenue	91,622,685	90,157,830
Gross profit	$11,186,122	$10,465,382

Cost of revenue for the three months ended March 31, 2025 and 2024 was $91,622,685 and $90,157,830, respectively, an increase of $1,464,855 or 1.6%. The increase in cost of revenue was due primarily to higher service revenue, net driven primarily by higher temporary placement services revenue, which increased $2,153,437 or 2.2%. Gross profit for the three months ended March 31, 2025 and 2024 was $11,186,122 and $10,465,382, respectively, an increase of $720,740 or 6.9%. As a percentage of service revenue, net, gross profit was 10.9% and 10.4% for the three months ended March 31, 2025 and 2024, respectively, which increased due to the Company’s initiative to sell higher margin accounts.
Total Operating Expenses
Total operating expenses for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative	$19,399,479	$10,341,037
Depreciation and amortization	1,236,389	1,259,554
Total operating expenses	$20,635,868	$11,600,591
The changes in each financial statement line item for the respective periods are described below.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024 were $19,399,479 and $10,341,037, respectively, an increase of $9,058,442, or 87.6%, due primarily to stock compensation expense and higher transaction costs related to the Merger. As a percentage of service revenue, net, selling, general and administrative costs were 18.9% in the three months ended March 31, 2025 as compared to 10.3% in the three months ended March 31, 2024. The increase in selling, general and administrative costs as a percentage of service revenue, net was due primarily to stock compensation expense and higher transaction costs related to the Merger in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was $1,236,389 and $1,259,554, respectively, a decrease of $23,165 or 1.8%, which was slightly lower on a year-over year basis primarily due to more of the Company’s computer software being fully depreciated at the end of 2024.
Interest Expense
Interest expense for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense	$1,284,822	$5,022,230
Interest expense for the three months ended March 31, 2025 and 2024 was $1,284,822 and 5,022,230, respectively. The decrease of $3,737,408, or 74.4%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was attributed to the Company deconsolidating the joint and several debt obligations as of the Merger date.
Income Tax (Expense)/Benefit
Provision for income taxes for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Income tax (expense)/benefit	$(9,617)	$1,290,595

Income tax (expense)/benefit for the three months ended March 31, 2025 and 2024 was $(9,617) and $1,290,595, respectively. The change between the periods was primarily due to the establishment of a valuation allowance on the Company’s deferred tax assets, initially recorded during the fourth quarter of 2024.

Liquidity & Capital Resources
Atlantic’s working capital requirements are primarily driven by personnel payments and client accounts receivable receipts. As receipts from client partners lag behind payments to personnel, working capital requirements increase substantially in periods of growth.
Atlantic’s primary sources of liquidity have historically been cash generated from operations and borrowings under its revolving credit agreement (the “Revolver”). Atlantic’s primary uses of cash are payments to engagement personnel, corporate personnel, related payroll costs and liabilities, operating expenses, capital expenditures, cash interest, cash taxes, and contingent consideration and debt payments. If Atlantic is able to refinance its existing indebtedness as described below, Atlantic believes that the cash generated from operations, together with the borrowing availability under Lyneer’s new ABL credit facility is sufficient to meet its normal working capital needs for at least the 12-month period following the issue date of its financial statements, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Atlantic’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of Atlantic’s control. If Atlantic’s future cash flow from operations and other capital resources are insufficient to fund its liquidity needs, Atlantic may be forced to obtain additional debt or equity capital or refinance all or a portion of its debt.
In accordance with ASC Topic 205-40, Going Concern, Atlantic evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year from the date the financials are issued. This evaluation includes considerations related to financial and other covenants contained in Atlantic’s credit facilities, as well as Atlantic’s forecasted liquidity. Atlantic has concluded that there is no substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of its condensed consolidated financial statements. On April 29, 2025, the Company closed on a new ABL lender, replacing the current Revolver and converting it into a term loan, with a maturity date of April 29, 2028. The current lender has funded the shortfall of $6,000,000, the IDC portion owed, and IDC and Lyneer entered into a term loan for this amount, plus a $1,000,000 exit fee for the remaining joint and several former ABL lender debt. The previous lenders have acquired IDC’s publicly owned stock of Atlantic International Corp as collateral and intends to sell these shares to pay down the amounts due related to the joint and several debt. See Note 18: Subsequent Events for further information.
IDC, Lyneer and Prateek Gattani, IDC’s Chief Executive Officer and then our Chairman of the Board following the Merger, have entered into an Allocation Agreement dated as of December 31, 2023, pursuant to which IDC agreed that, subject to subordination to the taxes as between IDC and Lyneer, in connection with the Merger, the Term Note and the Seller Notes, will either be paid in full or assumed by IDC, and all but $35 million of the Revolver will be paid in full or assumed by IDC, and Lyneer will have no further liability or responsibility for such indebtedness. However, as IDC and Lyneer were unable to obtain the release of Lyneer from the holders of such indebtedness for accounting purposes, with respect to any of such indebtedness that was not repaid by IDC with the Allocation Agreement not being given effect for accounting purposes and Lyneer will remain jointly and severally liable with IDC to such lenders until such time as such joint and several indebtedness is restructured, at which time IDC will be obligated to repay in full all remaining amounts payable under the Term Note and the Seller Notes and will repay or assume all but approximately $35 million under Revolver. In the event IDC does not repay any of this debt and the Company is required to make payments, IDC will be obligated to repay the Company for the amounts paid on IDC’s behalf. Upon the consummation of the Merger, the Company determined that it was no longer probable that IDC would default on its portion of the joint and several obligations and deconsolidated the joint and several debt obligations in the accompanying financial statements.
In the Allocation Agreement, IDC and Mr. Gattani have agreed to implement a plan to refinance or otherwise satisfy the joint and several indebtedness. It is expected that the Company will not be legally released from its joint and several obligations with respect to the indebtedness to be assumed by IDC until payment in full of the Merger Note, which originally matured on September 30, 2024. The maturity date of the Merger Note has been extended to March 31, 2026, further extended to March 31, 2027 when the Company entered into an Amended and Restated Convertible Promissory Note. On April 29, 2025, the Company closed on a new ABL lender, replacing the current Revolver, with a maturity date of April 29, 2028. The current lender has funded the shortfall of $6,000,000, the IDC portion owed, and IDC has entered into a term loan for this amount, plus a $1,000,000 exit fee. The certain junior lenders assumed portions of IDC’s publicly owned stock of Atlantic International Corp as collateral and intends to sell these shares their respective joint and several debt. See Note 18: Subsequent Events for further information.

Cash flows for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$14,568,690	$11,234,774
Net cash (used in) investing activities	(12,079)	(14,623)
Net cash (used in) financing activities	(13,769,275)	(11,599,192)
Net increase/(decrease) in cash and cash equivalents	$787,336	$(379,041)
Cash flows provided by operating activities for the three months ended March 31, 2025 compared to the three months March 31, 2024 was higher primarily due to a decrease in accounts receivable from the prior year end.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2025 decreased compared to March 31, 2024 and consisted entirely of purchases of property and equipment.
Financing Activities
Cash used in financing activities decreased for the three months ended March 31, 2025 compared to March 31, 2024 and consisted of borrowings and payments under the Company’s debt arrangements of the Revolver.
Revolver
Until April 29, 2025, as described below, the Company maintained the Revolver as a co-borrower with IDC with an available borrowing capacity of up to $60,000,000. The facility was partially used to finance the acquisition of Lyneer by IDC in August 2021, with additional borrowing capacity available under the Revolver to finance Lyneer’s working capital. All of Lyneer’s cash collections and disbursements are currently linked with bank accounts associated with the lender and funded using the Revolver. These borrowings are determined by Lyneer’s availability based on a formula of billed and unbilled accounts receivable as defined in the loan agreement.
As of March 31, 2025 and December 31, 2024, the total balance on the Revolver was $40,793,199 and $53,983,962, respectively. As of March 31, 2025 and December 31, 2024, the Company recorded a liability of $28,739,104 and $42,508,379, respectively, and IDC owed the remaining $12,054,095 and $11,475,583, respectively. Total available borrowing capacity on the Revolver as of March 31, 2025 was $127,537, net of a $71,683 reserve required on the Revolver. The borrowing base calculation is based on Lyneer’s eligible assets.
On August 12, 2024 the Company entered into the Ninth Amendment and with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Revolver through September 30, 2024. The maximum aggregate principal amount of $60,000,000 will be reduced by $500,000 on each Thursday starting August 15, 2024 and continuing through and including September 26, 2024. The Initial Capital Raise milestone and the uplisting milestone dates were subsequently extended to September 30, 2025, or as agreed between the parties.
On April 29, 2025, the Company closed on a new ABL credit facility, replacing the current Revolver, with a maturity date of April 29, 2028. The current lender has funded the shortfall of $6,000,000, the IDC portion owed, and IDC has entered into a term loan for this amount, plus a $1,000,000 exit fee. The current Revolver’s lender has assumed IDC’s publicly owned stock of Atlantic International Corp as collateral and intends to sell these shares to pay down these amounts. See Note 18: Subsequent Events for further information.
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
On April 28, 2025, the Term Note lender foreclosed on certain amounts of IDC’s stock of Atlantic International Corp. and intends to sell these shares to pay off the Term Note. See Note 18: Subsequent Events for further discussion.

The Term Note is covered by the Allocation Agreement discussed above and as such the Company deconsolidated it’s joint and several debt obligations as of the Merger date. See Note 8: Debt for further information.
The Company reassessed its accounting for joint-and-several liabilities under ASC 405-40 as of the Merger date and concluded it is reasonably probable that IDC can repay their portion of the debt allocated per the Allocation Agreement. As a result, the Company deconsolidated it’s joint and several debt obligations.
On August 12, 2024 the Company entered into the Tenth Amendment and with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Term Note through September 30, 2024. The The Initial Capital Raise milestone and the uplisting milestone dates were subsequently extended to September 30, 2025, or as agreed between the parties.
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
The Seller Notes are covered by the Allocation Agreement discussed above and as such the Company deconsolidated it’s joint and several debt obligations as of the Merger date. See Note 8: Debt for further information.
Lyneer and IDC did not make the principal and interest payments due July 31, 2023 and October 31, 2023 on the Seller Notes as payments to any other debt holders was prohibited by the administrative agent of the lender under the Revolver.
Earnout Notes
As contingent consideration milestones are met in connection with the Transaction Agreement, Lyneer and IDC can elect to pay the milestone payments in cash or to issue notes payable. During 2022, Lyneer and IDC as co-borrowers have issued nine promissory notes in the aggregate principal amount of $0. Payments on each of the Earnout Notes are due in quarterly installments through their amended maturity date of January 31, 2025 and each note bears an amended stated interest rate of 11.25% per annum. On January 16, 2024, Lyneer and IDC as co-borrowers issued six notes payable with an aggregate value of $6,941,521. Payments on each of the Earnout Notes are due in quarterly installments through their maturity date of January 16, 2026 and each note bears interest at a rate of 6.25% per annum. The Company missed the March 31, 2024 principal and interest payment and the interest rate increased to the default rate of 11.25%.
The Earnout Notes are subordinated to the Revolver and the Term Note and represent unsecured borrowings.
The Earnout Notes are covered by the Allocation Agreement discussed above and as such the Company deconsolidated it’s joint and several debt obligations as of the Merger date. See Note 8: Debt for further information.
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
On January 16, 2024, Lyneer and IDC signed an amendment to the Omnibus Agreement with the holders of the Seller Notes and the Earnout Notes to defer the missed July 31, 2023 and October 31, 2023 principal and interest payments, each in the amount of $1,575,000 plus accrued interest, together with the principal payment in the amount of $1,575,000 plus accrued interest that is payable on January 31, 2024, all of which were payable on February 28, 2024. Lyneer has not refinanced or restructured the credit facility and missed all payments of the Seller Notes and the Earnout Notes during 2024 and is in default of the Seller Notes and Earnout Notes. The Seller Noes and the Earnout Notes are covered by the Allocation Agreement discussed above.

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
On April 29, 2025, the Company entered into an Amended and Restated Convertible Promissory Note which extended the maturity date to the earlier of March 31, 2027 or the completion of at least a $40 million capital raise. See Note 18: Subsequent Events for further discussion.
Interest Expense
Total interest expense is comprised of a cash and non-cash component as described in the debt arrangements described above.
For the three months ended March 31, 2025 and 2024 total interest expense was $1,284,822 and $5,022,230, respectively. Total cash paid for interest for the three months ended March 31, 2025 and 2024 totaled $1,458,889 and $2,306,490, respectively, with the remaining portion of the interest expense as non-cash due to the PIK interest and change in values of the accrued interest liability and amortization of deferred financing costs.

Assessment of Liquidity Position
The Company has assessed its liquidity position as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the total committed resources available were as follows:

	March 31, 2025	December 31, 2024
Cash and Cash Equivalents	$1,466,012	$678,676
Committed Liquidity Resources Available:
Short-term Revolving Credit Facility	127,537	(1,299,463)
Total Committed Resources Available	$1,593,549	$(620,787)
The Company has closed on a new ABL lender credit facility on April 29, 2025, replacing its obligations under the current Revolver, with an increased borrowing capacity of up to $70 million. The Company believes the borrowing capacity under this new credit facility and its cash flow from operations will provide sufficient liquidity and capital resources to conduct its planned operations for at least one year.
Refer To Note 3: Summary of Significant Accounting Policies, Liquidity.

Related Party Transactions
Transactions with Lyneer Management Holdings LLC (“LMH”)
LMH was 90% owned by Lyneer’s Chief Financial Officer, James Radvany, and its Chief Executive Officer, Todd McNulty, each of whom owns 44.5% of LMH. On February 28, 2024, LMH exercised its right to put its 10% ownership interest in the Company to IDC. On November 15, 2022, Lyneer and IDC as co-borrowers issued Year 1 Earnout Notes to LMH with total balances of November 15, 2022. On January 16, 2024, Lyneer and IDC as co-borrowers issued Year 2 Earnout Notes to LMH with total balances of $2,013,041. On the date of the Merger, the Company deconsolidated this debt. Refer to Note 8: Debt for additional information.
Interest expense incurred on the Earnout Notes to LMH totaled $0 and $173,737 for the three months ended March 31, 2025 and 2024, respectively.
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
As a result of the Merger, the Company is required to file short-term income tax returns for the periods of January 1, 2024 to June 18, 2024 and June 19, 2024 to December 31, 2024. For the first short-period, Lyneer and IDC will file consolidated income tax returns in certain states. In connection with this arrangement the Company has recorded a liability payable to IDC for taxes payable by IDC which represent taxes attributable to the Company’s operations included on consolidated state and local income tax returns filed by IDC. These amounts are determined by determining the Company’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $548,432 as of both March 31, 2025 and December 31, 2024, respectively, and are included in “due to related parties” on the accompanying condensed consolidated balance sheets. For the second short-period ended December 31, 2024, Lyneer will file consolidated income tax returns with Atlantic International Corp.
Total amounts payable to IDC, including the above taxes payable to IDC, amounted to $1,379,210 and $2,091,035 as of March 31, 2025, and December 31, 2024, respectively and are included in “due to related parties” on the accompanying condensed consolidated balance sheets. There are no formalized repayment terms.
During the three months ended March 31, 2024, Lyneer included $2,550,970 as an expense paid for by IDC and recorded as a deemed capital contribution to Lyneer, of which all related to interest. Additionally, IDC agreed to reimburse certain expenses paid by Lyneer totaling $133,048 also recorded as deemed capital contributions, by reducing the payable balance owed to IDC. Of this amount, $113,548 related to professional fees and $19,500 related to a debt amendment fee.
On June 18, 2024, the Company entered into a $35,000,000 Merger Note with IDC. See Note 8: Debt for further discussion. Additionally, IDC was issued 25,423,729 shares of the Company’s common stock at a market value of $2.36 per share, or $60,000,000.00 in the aggregate.
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
Revenue Recognition
The Company derives its revenues from two service lines: temporary placement services and permanent placement and other services. Revenues are recognized when promised goods or services are delivered to customers in an amount that reflects the consideration with which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606 — “Revenue From Contracts with Customers” (“ASC 606”), the Company performs the following five steps: (i) it identifies the contracts with a customer; (ii) it identifies the performance obligations in the contract; (iii) it determines the transaction price; (iv) it allocates the transaction price to the performance obligations in the contract; and (v) it recognizes revenue when (or as) the Company satisfies a performance obligation.
Temporary Placement Services Revenue
Temporary placement services revenue from contracts with customers are recognized in the amount which the Company has a right to invoice when the services are rendered by its engagement professionals. The Company invoices its customers for temporary placement services concurrently with each periodic payroll which coincides with the services provided. While all customers are invoiced weekly and payment terms vary, the majority of our customers have payments terms of 30 days; however, the Company may extend to 150 days from the invoice date. Customers are assessed for credit worthiness upfront through a credit review, which is considered in establishing credit terms for individual customers. Revenues that have been recognized but not invoiced for temporary staffing customers are included in “unbilled accounts receivable” on the accompanying consolidated balance sheets and represent a contract asset under ASC 606. Terms of collection vary based on the customer; however, payment generally is due within 30 days.
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
Intangible Assets
The Company’s identifiable intangible assets as of March 31, 2025 and December 31, 2024 consisted of customer relationships and tradenames and were initially recognized as a result of the Transaction and represent definite lived intangible assets. The Company does not currently have any indefinite lived intangible assets. Intangible assets are amortized using the straight-line method over their estimated useful lives.
In accordance with the accounting standard for the impairment or disposal of long-lived assets under ASC 360, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable (i.e., information indicates that an impairment might exist).

For long-lived assets to be held and used, the Company recognizes an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. For the three months ended March 31, 2025 and the year ended December 31, 2024 no impairments were recognized on our intangible assets.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required under this item.
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
Prior to the Merger, we were a private company and had limited accounting and financial reporting personnel with which to address our internal controls and related procedures. Our management concluded that as of March 31, 2025, our internal control over financial reporting was not effective, and that material weaknesses existed in the areas of accounting for complex financial transaction or non-routine transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We currently consult with third-party experts to overcome this weakness. Additionally, we had a material weakness related to segregation of duties in finance and accounting. Due to our limited accounting and financial reporting personnel, we have ineffective controls over the period end financial disclosure and reporting process.
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
Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects.

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
Michael Smith v. Infinity Staffing Solutions, LLC, et. al., Case No. BC692644
On February 2, 2018, Michael Smith on his own behalf and on behalf of a putative class of allegedly similarly situated individuals, filed a complaint against various defendants in the Superior Court of California, Los Angeles County, that was subsequently amended to add Lyneer as a defendant on April 28, 2022. The complaint alleges wage and hour claims, and inaccurate wage statement claims on behalf of the class and plaintiff. The $300,000 final settlement funds were disbursed on March 21, 2024.
Rosanna Vargas v. DHL Express (USA), Inc. et. al., Case No. L-4352-19
On October 30, 2019, Rosanna Vargas filed a complaint in the Superior Court of New Jersey at Camden County against Lyneer and various defendants, including Lyneer’s client, alleging severe personal injury sustained at work. The case is now closed as to all parties. As a result of the matter, Lyneer’s client sought indemnification from Lyneer pursuant to an indemnification demand issued to Lyneer on June 10, 2022. Accordingly, Lyneer agreed to pay approximately $1,030,000 over 36 months, beginning in July 2023, to settle the claim. As of March 31, 2025, the Company owes $492,857.
Enrique Briseno , et al. vs. Three Hands Corporation, et al., Case No. 21STCV00443, Superior Court of the State of California for the County of Los Angeles
On January 6, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Los Angeles County, by Enrique Briseno as class representative. The Complaint was filed only against the Company’s client. The matter settled for $425,000, $300,000 of which is to be paid by the Company, and the remaining $125,000 is to be paid by the client. The settlement agreement was signed on December 17, 2024 and has been finalized and executed and provided to the Court for approval. The Company is currently awaiting such approval. If approved, it is anticipated that the settlement payment will be due in the second quarter of 2025. The Company has accrued the full amount of the $300,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
Aguilar, et al v Lyneer Staffing Solutions, et al Docket No. MID-L-3595-21 (Middlesex County Superior Court NJ)
On June 16, 2021, a complaint was filed in the Superior Court of New Jersey Law Division, Middlesex County. The complaint alleges a former minor employee (who obtained employment by providing false information) was injured on October 15, 2020, at the Co-Defendant’s worksite. A settlement conference was held on August 28, 2024, but was unsuccessful. The Company’s liability insurance carrier and the Company's worker's compensation insurance carrier and the liability insurance carrier for the client held a settlement conference on April 14, 2025, but was unsuccessful. The trial commenced April 28, 2025 and a settlement was reached on May 2, 2025 for a total value of $3,050,000, $2,800,000 in cash and $250,000 by virtue of a lien release, of which the Company is responsible for $200,000, with the insurance carriers collectively responsible for the remainder.
Mirna Reyes vs. Liquid Graphics, Inc., Lyneer Staffing Solutions, LLC, Liz Long, et. al, Case No 30-2021-01225386-CU-WT-CJC, Superior Court for the State of California, County of Orange
On October 8, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Orange County, by Mirna Reyes and Teresa Alvarez as class representatives. The Complaint was filed against the Company as well as the Company’s client. The matter settled for $750,000, $650,000 of which is to be paid by the Company, and the remaining $100,000 is to be paid by the client. The settlement agreement was signed November 16, 2023 and has been finalized and executed and provided to the Court for approval. The Company is currently awaiting such approval. If approved, it is anticipated that the settlement payment will be due in the fourth quarter of 2025. The Company has accrued the full amount of the $650,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025, and under similar headings in the documents that are incorporated by reference herein. Moreover, we operate in a very competitive and rapidly changing environment.
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
You should carefully consider the following risks in evaluating us and our business as well as the risks set forth in our Annual Report on Form 10-K filed with the SEC on March 28, 2025. You should also refer to the other information set forth in this report, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in our consolidated financial statements and the related notes. Our business prospects, financial condition or results of operations could be adversely affected by any of the following risks.
Risks Related to Lyneer’s Business
While Lyneer’s historical financial statements report net losses primarily as a result of its accounting for its acquisition by IDC in August 2021 and in 2024 for transaction costs in connection with the Merger, there can be no assurance of profitability post-Merger.
Atlantic has reported a net loss of $10,744,185 for the three-month period ended March 31, 2025 and net losses of $135,479,890 and $15,252,020 for the years ended December 31, 2024 and 2023, respectively. The consolidated financial statements of Lyneer since August 31, 2021 reflect the post-acquisition activity of Lyneer since its acquisition by IDC. The loss for the three-months ended March 31, 2025, resulted primarily from: (i) selling, general and administrative costs of $19,399,479 due primarily to higher transaction costs related to the Merger and stock compensation expense. There can be no assurance that Lyneer will operate profitably in the future.
Lyneer has a significant amount of debt obligations and its failure to restructure or pay such obligations when due could have a material adverse impact on Lyneer’s financial condition and long-term viability.
In addition to the Merger Note to IDC, in the principal amount of $35 million, issued at the closing of the Merger, Lyneer’s existing debt obligations currently include all of the debt obligations of IDC as a co-borrower as all of the loan arrangements entered into by Lyneer and IDC provide that such parties are jointly and severally liable for the full amount of the indebtedness. While Lyneer is legally jointly and severally liable for IDC’s debt obligations, as of the date of the Merger, the Company deconsolidated its joint and several debt obligations as it is reasonably probable that IDC has the ability to repay their portion. At March 31, 2025, such indebtedness totaled approximately $104,045,357. The joint indebtedness of Lyneer and IDC is made up of a revolving credit facility, which was refinanced on April 29, 2025, and a term loan from their senior lenders and promissory notes that are payable to the two prior owners of Lyneer. Until such obligations are either repaid in full or restructured by the lenders to release Lyneer as an obligor on such indebtedness, if IDC cannot, or does not, repay any portion of the debt owed by IDC, Lyneer could be responsible for repaying all of the outstanding obligations and Lyneer’s current operations are not expected to be sufficient to make all of the necessary payments. Pursuant to an Allocation Agreement dated as of December 31, 2023, IDC agreed with Lyneer to assume responsibility for all payments under the term loan and the promissory notes payable to the two prior owners of Lyneer (the “Assumed Debt”), and all but $28,739,104 that was outstanding under the revolving credit facility as of March 31, 2025. However, until such time as Lyneer’s joint and several debt obligations are restructured, the agreement of IDC to assume all but Lyneer’s $28,739,104 of the joint indebtedness is being given effect solely for accounting purposes, although Lyneer will remain a joint and several obligor on such indebtedness and will be obligated to pay such indebtedness if IDC does not do so.
In addition, under the Allocation Agreement, IDC and Prateek Gattani, IDC’s Chief Executive Officer and our then Chairman of the Board, have agreed for IDC to work with Lyneer to implement a plan to refinance or otherwise satisfy the Assumed Debt for which Lyneer is currently jointly and severally liable with IDC so that Lyneer will be obligated for only its portion under the facility. Lyneer has entered into a new revolving credit facility that will be supportable by Lyneer’s stand-alone borrowing base. The new credit facility provides credit availability to Lyneer of up to $70,000,000 and will replace Lyneer’s remaining obligations under the existing revolving credit facility. However, there can be no assurance that Lyneer will be able to support its continuing indebtedness, to generate revenues sufficient in amount to enable us to pay our indebtedness under the Merger Note, or to repay or refinance any such indebtedness when due. Lyneer’s failure to comply with its obligations under its existing indebtedness following the Merger, or to repay or refinance such indebtedness when due, including our indebtedness under the Merger Note, would likely have a material adverse impact on our financial condition and long-term viability.
Lyneer will remain jointly and severally liable for the Assumed Debt until such indebtedness is restructured to remove Lyneer as an obligor or such indebtedness is paid in full.
As described in the previous risk factor, notwithstanding the deconsolidation of debt for accounting purposes, Lyneer remains legally jointly and severally liable as a co-borrower with IDC on all loan arrangements for which they are now jointly liable until such time as such loan arrangements are paid in full. The assets of Lyneer have been pledged to the new lender under the new ABL credit facility and, in connection with the closing of the Merger, were pledged to the lender under the term loan our equity interests in Lyneer, our sole operating subsidiary, as collateral for the repayment of such loan. In the event Lyneer or IDC is unable to repay their joint and several indebtedness, or there occurs any other event of default under the revolving credit facility or the term loan, including, but not limited to, completion of an Initial Capital Raise (as defined), the lenders under the revolving credit facility and the term loan will be able to foreclose upon the equity and assets of Lyneer, which could result in a loss of your investment. Notwithstanding the fact that IDC and Prateek Gattani have agreed to repay the joint and several indebtedness under the Allocation Agreement, IDC has been unable to repay such indebtedness and Lyneer may be required to make such payments. In such event, IDC would then be required to repay Lyneer for the amounts paid on IDC’s behalf. The failure of IDC to repay the joint and several indebtedness would be expected to have a material adverse impact on Lyneer’s financial condition and its long-term viability and the market price of our common stock and there is no guarantee that the lenders will continue to work with the Company amicably.
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
Lyneer has one client that represented approximately 13% and 15% of Lyneer’s revenues for the three months ended March 31, 2025 and March 31, 2024, respectively. No other customer accounted for more than 10% of Lyneer’s revenues in either period. The client’s contract with Lyneer consists of a master service agreement (“MSA”) for temporary employee services with various customer locations entering into separate service annexes. None of the revenues from a specific location exceeded 5% of the aggregate revenue associated with the client. The current term of the MSA expires in January 2026 and automatically renews for one-year subsequent terms. However, the client may terminate the agreement for convenience at any time, subject to any accrued payment obligations. If this client were to terminate its relationship with Lyneer, Lyneer would face a material decrease in revenues if it is unable to replace the client’s lost revenues. This, in turn, would be expected to have a material adverse effect on Lyneer’s business and financial condition.
IDC, our principal stockholder, defaulted on the joint and several debt obligations of IDC and our Lyneer subsidiary which could result in a change of control of our company.
Our principal stockholder, IDC owned approximately 43% of our issued and outstanding common stock. In order to secure the current joint and several debt obligations of IDC and Lyneer until such time as such indebtedness can be restructured or repaid, we pledged to the lender under the Term Note our equity ownership of Lyneer and IDC pledged to such lender its equity ownership in our Company. The Lender under the original ABL Revolver foreclosed on IDC’s equity ownership of our Company. Any sales by the lender of IDC’s common stock of our Company, may have an adverse effect on the market price of our common stock resulting in a diminution in the value of disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Reorganization dated as of June 4, 2024 (1)
2.2	Amendment No. 1 to Amended and Restated Agreement and Plan of Reorganization dated as of June 12, 2024 (2)
2.3	Certificate of Merger of Atlantic Merger LLC with and into Lyneer Investments LLC (3)
2.4	Certificate of Merger of SeqLL Merger LLC with and into Lyneer Investments LLC (3)
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of SeqLL Inc. (2)
*31.1	Rule 13a-14(1) Certification of the Chief Executive Officer
*31.2	Rule 13a-14(1) Certification of the Chief Financial Officer
*32.1	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 9006 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 9006 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Date File - the cover page XBRL tags are embedded within the Inline XBRL document
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

Atlantic International Corp.

Date:	May 14, 2025	By:	/s/ Christopher Broderick
Christopher Broderick
Chief Financial Officer