Form 10-Q
period 2025-06-30
ATLANTIC INTERNATIONAL CORP.
filed 2025-08-14
CIK 1605888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2025, 58,375,488 shares of the common stock, $0.00001 par value, of the registrant were outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$374,745	$678,676
Accounts receivable, net of allowance of $2,205,540 and $2,726,107	46,717,715	64,074,337
Unbilled accounts receivable	9,413,403	9,368,565
Prepaid expenses and other current assets	3,614,154	2,898,415
Deposits, current	8,000,000	8,000,000
Total current assets	68,120,017	85,019,993
Non-current assets
Property and equipment, net	265,221	307,620
Right-of-use assets	2,452,484	2,067,906
Intangible assets, net	28,998,890	31,395,556
Due from related parties	6,067,963	—
Other assets	859,065	960,601
Total non-current assets	38,643,623	34,731,683
Total assets	$106,763,640	$119,751,676
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$3,157,391	$2,028,100
Accrued expenses and other current liabilities	44,185,971	44,933,515
Due to related parties	—	2,091,035
Current operating lease liabilities	1,284,340	1,313,128
Line of credit, current portion	1,950,000	42,508,379
Notes payable, current portion	1,375,000	1,375,000
Total current liabilities	51,952,702	94,249,157
Non-current liabilities
Line of credit, net of current portion	37,208,102	1,950,000
Notes payable, net of current portion - related parties	34,835,733	34,755,435
Non-current operating lease liabilities	1,231,518	813,740
Total non-current liabilities	73,275,353	37,519,175
Total liabilities	125,228,055	131,768,332
Commitments and contingencies
Stockholders’ (deficit)
Preferred stock, $0.00001 par value; 20,000,000 shares authorized and none issued at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized; 54,563,259 and 53,130,946 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	546	531
Additional paid-in capital	138,477,283	123,462,703
Accumulated deficit	(156,942,244)	(135,479,890)
Total stockholders’ (deficit)	(18,464,415)	(12,016,656)
Total liabilities and stockholders’ (deficit)	$106,763,640	$119,751,676
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service revenue, net	$102,896,993	$104,636,273	$205,705,800	$205,259,485
Cost of revenue	91,478,299	93,146,627	183,100,984	183,304,457
Gross profit	11,418,694	11,489,646	22,604,816	21,955,028
Selling, general and administrative	18,870,535	18,553,150	38,270,014	28,894,187
Depreciation and amortization	1,232,750	1,249,054	2,469,139	2,508,608
(Loss) income from operations	(8,684,591)	(8,312,558)	(18,134,337)	(9,447,767)
Loss on debt extinguishment	—	1,213,379	—	1,213,379
Advisory fees paid in the merger	—	43,000,000	—	43,000,000
Interest expense	2,023,960	4,000,024	3,308,782	9,022,254
Other expense	—	15,607,737	—	15,607,737
Net loss before provision for income taxes	(10,708,551)	(72,133,698)	(21,443,119)	(78,291,137)
Income tax (expense)/benefit	(9,618)	17,221,979	(19,235)	18,512,574
Net loss	$(10,718,169)	$(54,911,719)	$(21,462,354)	$(59,778,563)

Net loss per share, basic and diluted	$(0.20)	$(1.96)	$(0.40)	$(2.23)

Weighted-average shares outstanding, basic and diluted	54,553,905	28,081,013	54,266,337	26,752,371
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ (DEFICIT)
(Unaudited)

	Stockholders’ (Deficit)
	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
Balance - December 31, 2024	53,130,946	$531	$123,462,703	$(135,479,890)	$(12,016,656)
Net loss	-	-	-	(10,744,185)	(10,744,185)
Stock based compensation	-	-	6,039,973	-	6,039,973
Stock issued for services	65,148	1	326,399	-	326,400
Stock issued to legacy stockholders	764,486	8	2,359,263	-	2,359,271
Stock issued for RSUs	593,221	6	(6)	-	133,969
Balance - March 31, 2025	54,553,801	$546	$132,188,332	$(146,224,075)	$(14,035,197)
Net loss	-	-	-	(10,718,169)	(10,718,169)
Stock based compensation	-	-	6,269,751	-	6,269,751
Stock issued to legacy stockholders	9,458	-	19,200	-	19,200
Balance - June 30, 2025	54,563,259	$546	$138,477,283	$(156,942,244)	$(18,464,415)

	Mezzanine Capital		Members’ Capital (Deficit)			Stockholders’ (Deficit)
			Non-Redeemable Interests			Common Stock
	Redeemable Interests	Total Mezzanine Capital	Contributed Capital	Accumulated (Deficit)	Total Members’ (Deficit)	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
Balance - December 31, 2023	$10,663,750	$10,663,750	$11,786,313	$(61,804,116)	$(50,017,803)	25,423,729	$254	$22,449,809	$(61,804,116)	$(39,354,053)
Net loss	-	-	-	-	-	-	-	-	(4,866,844)	(4,866,844)
Capital contribution	-	-	1,033,969	-	1,033,969	-	-	1,033,969	-	1,033,969
Accretion to redemption value	133,162	133,162	(133,162)	-	(133,162)	-	-	-	-	-
Redemption of redeemable interests	(10,796,912)	(10,796,912)	10,796,912	-	10,796,912	-	-	-	-	-
Effect from merger	-	-	(23,484,032)	61,804,116	38,320,084	-	-	(1,804,116)	61,804,116	60,000,000
Balance - March 31, 2024	$-	$-	$-	$-	$-	25,423,729	$254	$21,679,662	$(4,866,844)	$16,813,072
Net loss	-	-	-	-	-	-	-	-	(54,911,719)	(54,911,719)
Stock based compensation	-	-	-	-	-	-	-	4,506,066	-	4,506,066
Recapitalization of legacy company	-	-	-	-	-	380,648	4	(1,703,193)	-	(1,703,189)
Deemed contribution of debt deconsolidation from related party	-	-	-	-	-	-	-	15,284,178	-	15,284,178
Advisory fees paid in merger	-	-	-	-	-	18,220,338	182	42,999,818	-	43,000,000
Balance - June 30, 2024	$-	$-	$-	$-	$-	44,024,715	$440	$82,766,531	$(59,778,563)	$22,988,408
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Net loss	$(21,462,354)	$(59,778,563)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization, deferred financing cost	91,108	538,840
Interest paid in kind	—	1,239,373
Loss on debt extinguishment	—	1,213,379
Deferred income taxes	—	(18,547,562)
Settlement claim to be paid in shares	—	11,101,671
Shares issued for services	326,400	43,000,000
Depreciation and amortization expense	2,469,138	2,508,608
Right-of-use asset amortization	867,432	535,921
Share based compensation	12,309,724	4,506,066
Changes in operating assets and liabilities:
Accounts receivable	17,356,622	8,380,018
Unbilled accounts receivable	(44,838)	(2,281,284)
Prepaid expenses and other current assets	(715,739)	(883,934)
Due from related parties	(6,067,963)	—
Other assets	101,536	(115,369)
Accounts payable	1,129,291	(365,907)
Due to related parties	(2,091,035)	(178,707)
Income taxes payable	—	13,913
Accrued expenses and other current liabilities	1,630,927	12,372,620
Contingent consideration liability	—	(6,941,521)
Operating lease liability	(863,020)	(534,828)
Net cash provided by (used in) operating activities	5,037,229	(4,217,266)
Cash flows from investing activities
Purchase of property and equipment	(30,073)	(35,306)
Net cash (used in) investing activities	(30,073)	(35,306)
Cash flows from financing activities
Borrowings on revolving line of credit	248,342,112	208,497,657
Payments on revolving line of credit	(253,464,848)	(213,755,250)
Borrowing on credit agreement	—	1,950,000
Deemed capital contribution from recapitalization	—	6,666,216
Debt issuance costs payment	(188,351)	(19,500)
Net cash (used in) provided by financing activities	(5,311,087)	3,339,123
Net decrease in cash and cash equivalents	(303,931)	(913,449)
Cash and Cash Equivalents – Beginning of period	678,676	1,352,927
Cash and Cash Equivalents – End of period	$374,745	$439,478

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$2,306,780	$4,051,095
Federal Income Taxes, net of refunds received	$(201,384)	$—
State Income Taxes, net of refunds received	$154,237	$17,100
Non-cash investing and financing activities:
Settlement shares issued to legacy stockholders	$2,378,471	$—
Derecognition of debt, net related to debt deconsolidation	$—	$(68,946,155)
Accretion of redeemable units to redemption value	$—	$133,162
Unpaid debt issuance costs added to Term Note	$—	$600,000
Notes payable issued for amounts due under contingent consideration arrangements	$—	$6,941,521
Deemed capital contribution	$—	$1,033,969
Change in related parties	$—	$(6,338,027)
Deemed capital contribution from merger	$—	$8,617,962
Liabilities assumed in merger	$—	$1,703,193
Recapitalization of equity as a result of the Merger	$—	$73,580,989
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
Note 2: Merger and Acquisition
Merger
On May 29, 2023 and subsequently amended on June 23, 2023, October 5, 2023, October 17, 2023, November 3, 2023, January 16, 2024, March 7, 2024 and April 15, 2024, the Company, now known as Atlantic International Corp., a Delaware corporation (“SeqLL”), a Delaware corporation, SeqLL Merger, LLC, a Delaware limited liability company (“SeqLL Merger Sub”), Atlantic Acquisition Corp., a Delaware corporation (“Atlantic”), Atlantic Merger LLC, a Delaware limited liability company and a majority-owned subsidiary of Atlantic (“Atlantic Merger Sub”), Lyneer, IDC and LMH, a Delaware limited liability company (“Lyneer Management”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (i) Atlantic Merger Sub was merged with and into Lyneer with Lyneer continuing as the surviving entity and as an approximately 41.7%-owned subsidiary of Atlantic, and an approximately 58.3%-owned subsidiary of IDC, and (ii) SeqLL Merger Sub was subsequently merged with and into Lyneer, with Lyneer continuing as the surviving entity and a wholly-owned subsidiary of SeqLL (collectively referred to as the “Merger”).

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
•The Company escrowed 4,704,098 shares of common stock that may be issued to certain of the Company’s stockholders of record as of September 26, 2023, as part of a settlement offer (the “Settlement Offer”) to be commenced within 90 days of the closing of the Merger to settle any claims for the failure to declare and pay certain previously-announced dividends of cash and common stock.
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
Note 3: Summary of Significant Accounting Policies
Basis of Presentation
The condensed unaudited consolidated financial statements of the Company are prepared following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that is required by accounting principles generally accepted in the U.S (“U.S. GAAP”) for complete financial statements can be condensed or omitted. Certain information and footnote disclosures normally included in our annual audited financial statements for the fiscal year ended December 31, 2024 have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended June 30, 2025 and 2024.

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
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40 – Going Concern, Management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year from the date the financials are issued. This evaluation includes considerations related to financial and other covenants contained in the Company’s credit facilities, as well as forecasted liquidity. On April 29, 2025, the Company closed with a new ABL lender, replacing the previous Revolver, with a maturity date of April 29, 2028. On April 28, 2025, the Company entered into an Amended and Restated Convertible Promissory Note agreement to extend the maturity date of the Merger Note to March 31, 2027.
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
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the consolidated balance sheets and consolidated statements of cash flows reflecting related party transactions and right-of-use amortization. An adjustment has been made to the consolidated balance sheets reflecting prepaid expenses and accrued expenses.
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
Joint and Several Liability Arrangements
In connection with the Transaction, Lyneer has entered into several debt facilities under which it is jointly and severally liable for repayment with IDC. The Company measures obligations resulting from joint and several liability arrangements in accordance with ASC 405-40 – Obligations Resulting from Joint and Several Liability Arrangements (“ASC 405-40”). ASC 405-40 requires that when determining the amount of liability to recognize under a joint and several obligation, a reporting entity which is an obligor under a joint and several liability arrangement first look to the terms of a related agreement with its co-obligors and record an amount equal to what it is obligated to pay under that agreement, plus any amount it expects to pay on behalf of the co-obligors. If no agreement with the co-obligors exists a reporting entity should recognize the full amount that it could be required to pay under the joint and several liability obligations. The amounts recognized in the Company’s financial statements represents its portion of amounts Lyneer expects to repay under its respective joint and several liability agreements as of June 30, 2025 and December 31, 2024, respectively. As of the date of the Merger, the Company deconsolidated its joint and several debt obligations as it believes it is reasonably probable that IDC has the ability to repay their portion. See Note 8: Debt for more information and discussion regarding the Debt Allocation agreement.
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
Note 4: Revenue Recognition and Accounts Receivable
The Company’s disaggregated revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Temporary placement services	$102,033,461	$103,897,666	$203,859,800	$203,570,568
Permanent placement and other services	863,532	738,607	1,846,000	1,688,917
Total service revenues, net	$102,896,993	$104,636,273	$205,705,800	$205,259,485
When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because all its revenues are from placement services, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from its revenue generating activities. For the three months ended June 30, 2025 and June 30, 2024, revenues from the Company’s largest customer accounted for approximately 9% and 14% of consolidated revenues, respectively and 11% and 14% of consolidated revenues for the six months ended June 30, 2025 and 2024, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in either period. Economic factors specific to this customer could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.
Contract asset consists of unbilled accounts receivable of $9,413,403 and $9,368,565 as of June 30, 2025 and December 31, 2024, respectively. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment upon receipt of invoice.
Accounts receivable is as follows:

	June 30, 2025	December 31, 2024
Accounts receivable	$48,923,255	$66,800,444
Allowance for doubtful accounts	(2,205,540)	(2,726,107)
Accounts receivable, net	$46,717,715	$64,074,337
The Company’s accounts receivable serves as collateral for the Revolver and the Term Note has a second lien after the Revolver.
The Company recognized no bad debt expense during the periods ended June 30, 2025 and June 30, 2024, respectively
None of the Company’s customers accounted for more than 10% of the Company’s accounts receivable as of June 30, 2025 and December 31, 2024.

Note 5: Property and Equipment
Property and equipment consisted of the following:

	June 30, 2025	December 31, 2024	Estimated Useful Life
Computer equipment and software	$833,990	$803,917	3 years
Office equipment	94,876	94,876	5 years
Furniture and fixtures	169,258	169,258	7 years
Leasehold improvements	18,420	18,420	Lesser of lease term or asset life
Total	$1,116,544	$1,086,471
Less: accumulated depreciation and amortization	(851,323)	(778,851)
Property and equipment, net	$265,221	$307,620
Total depreciation expense of $34,416 and $50,722 was recorded during the three months ended June 30, 2025 and 2024, respectively and $72,472 and $111,942 was recorded during the six months ended June 30, 2025 and 2024, respectively and is included in “depreciation and amortization” in the accompanying consolidated condensed statements of operations.
Note 6: Intangible Assets
Intangible assets consisted of the following:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$35,000,000	$(8,951,110)	$26,048,890	$35,000,000	$(7,784,444)	$27,215,556
Trade Name	12,400,000	(9,450,000)	2,950,000	12,400,000	(8,220,000)	4,180,000
Total intangible assets	$47,400,000	$(18,401,110)	$28,998,890	$47,400,000	$(16,004,444)	$31,395,556
Total amortization expense of $1,198,333 was recorded during each of the three months ended June 30, 2025 and 2024 and $2,396,666 was recorded during each of the six months ended June 30, 2025 and 2024. The Company continuously monitors for events and circumstances that could indicate that it is more likely than not that its finite lived intangible assets and other long-lived assets are impaired or not recoverable (a triggering event), requiring an interim impairment test. During the six months ended June 30, 2025, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, and overall financial performance of the Company. Based on the analysis of relevant events and circumstances, the Company concluded a triggering event had not occurred as of June 30, 2025.
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
The Company maintains operating leases for corporate and field offices. The Company’s leases have initial terms ranging from one month to three years, some of which include the option to renew, and some of which include an early termination option. During the six months ended June 30, 2025, the Company extended certain of its leases for periods ranging from one to three years.

The following table summarizes the weighted average remaining lease term and discount rate for operating leases as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term for operating leases	2.30 years	2.07 years
Weighted average discount rate for operating leases	6.75%	6.29%
The following table summarizes the future minimum payments for operating leases as of June 30, 2025, due in each year ending December 31:

Year	Minimum Lease Payments
Remainder of 2025	$710,022
2026	1,057,434
2027	561,937
2028	165,370
2029	64,830
Thereafter	47,067
Total lease payments	2,606,660
Less: imputed interest	(90,802)
Present value of operating lease liabilities	$2,515,858
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
The table below provides a breakdown of the Company’s recognized debt:

	June 30, 2025	December 31, 2024
Revolver	$37,385,643	$42,508,379
Credit Agreement	1,950,000	1,950,000
Promissory Note	1,375,000	1,375,000
Merger Note	35,000,000	35,000,000
Less: unamortized debt issuance costs	(341,808)	(244,565)
Total debt	$75,368,835	$80,588,814

Current portion	$3,325,000	$43,883,379
Non-current portion	$72,043,835	$36,705,435
On April 29, 2025, the Company closed on a new ABL lender with a maturity date of April 29, 2028. See below for further discussion.
Debt Allocation Agreement
Lyneer and IDC entered into a debt allocation agreement (the “Allocation Agreement”) dated as of December 31, 2023, which specifies and allocates responsibility for repaying (or refinancing) the joint-and-several debts between Lyneer and IDC. The Company reassessed its accounting for joint-and-several liabilities under ASC 405-40 as of the Merger date and concluded it is reasonably probable that IDC can repay their portion of the debt allocated per the Allocation Agreement. As a result, the Company deconsolidated it’s joint and several debt obligations. See Revolver (discussing the previous BMO Revolver), Term, Note, Seller Notes and Earnout Notes below for those joint-and-several debts that are applicable to the Allocation Agreement.
Revolver
The Company maintained a Revolver as a co-borrower with IDC with an initial available borrowing capacity of up to $125,000,000, when originally executed in 2022. The facility was partially used to finance the acquisition of Lyneer Investments by IDC in August 2021, with additional borrowing capacity available under the Revolver to finance the Company’s working capital. All the Company’s cash collections and disbursements were linked with bank accounts associated with the Lender and funded using the Revolver. These borrowings were determined by the Company’s availability based on a formula of billed and unbilled accounts receivable as defined in the loan agreement.
On April 29, 2025, the Company’s subsidiary, Lyneer Staffing Solutions, LLC (“Lyneer”) entered into a Loan and Security Agreement (the “Loan Agreement”) providing for a $70 million senior secured revolving credit facility (the “New Revolving Credit Facility”). The Loan Agreement replaced Lyneer’s prior senior secured revolving credit facility provided by BMO Bank, N.A. (“BMO”). Lyneer’s previous lender funded the shortfall of $6,000,000, the portion of the joint and several debt owed to BMO by IDC, and IDC and Lyneer entered into a term loan with BMO for this amount, plus a $1,000,000 exit fee. The $6,000,000 term loan and $1,000,000 exit fee are joint-and-several with IDC and is fully covered by the Allocation Agreement with IDC discussed above. BMO has assumed 3,439,803 shares of Atlantic International Corp. previously owned by IDC as collateral. The Company incurred $188,351 in issuance costs and, according to ASC 470 – Debt, is deferring these costs and will amortize as an adjustment to interest expense over the remaining term using the effective interest method.
The interest rate on the New Revolving Credit Facility is calculated as 1.00% per annum above the Prime Rate, but not less than 5.75% per annum. The interest rate as of June 30, 2025 was 8.50% per annum.
The New Revolving Credit Facility matures on April 29, 2028, unless the lender, at its option, in writing agrees to extend for a period of one year.
As of June 30, 2025, and December 31, 2024, the Company has recognized liability balances on the New Revolving Credit Facility and the Revolver of $37,385,643 and $42,508,379, respectively.
The New Revolving Credit Facility contains certain customary covenants, including affirmative and negative covenants.
Total available borrowing capacity on the New Revolving Credit Facility as of June 30, 2025 was $7,832,330.
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
As of June 30, 2025, and December 31, 2024, the Company has deconsolidated the Term Note, as discussed above; therefore, the Company recognized liability balances of $0, and $0, respectively. The Term Note obligation is joint-and-several with IDC and is fully covered by the Allocation Agreement with IDC discussed above.
On April 28, 2025, the Term Note lender foreclosed on IDC’s remaining 21,983,926 shares of Atlantic International Corp. common stock. This foreclosure was only related to IDC’s security provided to the lender under the Term Note and did not extend to the Company. The Company believes that the foreclosed assets satisfied the Term Note in full and is reviewing the implications of the foreclosure on the Company’s obligations under the Term Note.

The Term Note contains certain customary financial and non-financial covenants that the Company is required to comply with.
Seller Notes
As part of the purchase price consideration for the Transaction, the Company and IDC as co-borrowers issued various Seller Notes to former owners totaling $15,750,000. Payments on the Seller Notes are due in quarterly installments of $1,575,000, and $3,150,000 due at their amended maturity date of April 30, 2024, and bear interest at an amended fixed rate of 11.25% per annum. Payments to Seller Notes debt holders was prohibited by the administrative agent of the previous lender under the Revolver and the current Revolver. As provided in the inter-creditor agreement between SLR and the Seller Note holders, Lyneer is prevented from making payments and the Seller Note holder are prevented from accepting payments from Lyneer.
As of June 30, 2025, and December 31, 2024, the Company has deconsolidated the Seller Notes, as discussed above; therefore, the Company’s recognized liability balances of $0 and $0, respectively. The Seller Notes obligation is joint-and-several with IDC and is fully covered by the Allocation Agreement with IDC discussed above.
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
Payments to any other debt holders was prohibited by the administrative agent of the previous lender under the Revolver and the current Revolver. As provided in the inter-creditor agreement between SLR and the Earnout Note holders, Lyneer is prevented from making payments and the Earnout Note holder are prevented from accepting payments from Lyneer.
As of June 30, 2025, and December 31, 2024, the Company has deconsolidated the Earnout Notes, as discussed above; therefore, the Company’s recognized liability balances of $0 and $0, respectively. The Earnout Notes obligation is joint-and-several with IDC and is fully covered by the Allocation Agreement with IDC discussed above.
2023 and 2024 Amendments to Seller and Earnout Notes
The Company did not make the Seller Note and Earnout Note principal and interest payments due during 2024 or the six months ended June 30, 2025. On May 14, 2023, the Company signed an amendment (the “Omnibus Amendment”) to defer the missed Seller Note and Earnout Note payments through the amendment date until their amended maturity dates of April 30, 2024, and January 31, 2025, respectively. The amendment increased the interest rate of the Seller Note and the Earnout Notes to 11.25% per annum from 6.25% for all remaining payments.
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
Promissory Note
From April 29, 2019 to April 29, 2020, the Company entered into a series of non-convertible promissory notes (the “Promissory Notes”) with St. Laurent Investments LLC amounting to $1,375,000. The Promissory Notes had a one-year term, most recently extended through July 31, 2025 or a later date to be mutually agreed upon. The Promissory Notes bear interest accruing at the rate of 5% per annum, and increased to 10% for the period from August 1, 2024, through July 31, 2025. The Company is in negotiations with the lender to extend the agreement two years and the lender has waived default.
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
On April 29, 2025, the Company and IDC entered into an Amended and Restated Convertible Promissory Note which further extended the maturity date to the earlier of March 31, 2027 or the completion of at least a $40 million capital raise.
Subsequent to the executed amendments of the Company’s debt obligations described herein, the future minimum principal payments on the Company’s outstanding debt are as follows:

June 30, 2025
Remainder of 2025	$1,375,000
2026	1,950,000
2027	35,000,000
2028	37,385,643
2029	—
Thereafter	—
Total	$75,710,643
Interest Expense
The Company recognized total interest expense of $2,023,960 and $4,000,024 during the three months ended June 30, 2025 and 2024, respectively and $3,308,782 and $9,022,254 during the six months ended June 30, 2025, and 2024. The Company also incurred interest expense related to an agreement with a professional employer organization (“PEO”) who processes the payroll for the Company, related to the unpaid balance, at 1.5% per calendar month. Interest expense related to the PEO was $838,327 for each of the three and six month periods ended June 30, 2025, and $0 for each of the three and six month periods ended June 30, 2024. $42,195 and $233,591 of deferred financing costs were recognized as a component of “interest expense” on the accompanying unaudited condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024, respectively and $91,108 and $538,840 for the six months ended June 30, 2025 and 2024, respectively.

Note 9: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
Potential settlement offer for legacy stockholders	$8,723,200	$11,101,671
Accrued wages and salaries	27,066,957	25,784,955
Accrued commissions and bonuses	2,702,798	3,515,821
Accrued interest	1,650,048	683,046
Income tax payable	13,913	13,913
Accrued other expenses and current liabilities	4,029,055	3,834,109
Total accrued expenses and other current liabilities	$44,185,971	$44,933,515
Legacy Stockholder Dividend Settlements
The Company at merger on June 18, 2024, put in escrow 4,704,098 shares at a closing price of $2.36 per share valued at $11,101,671, as a reserve for the potential settlement amounts of legacy SeqLL stockholders and was required to extend a settlement offer within 90 days from June 18, 2024. The Company extended offers for settlement to the legacy stockholders, as a result of the Company failing to declare and pay a declared dividend as described in the Company’s filings, to issue shares of Atlantic International Corp. stock at the September 10, 2024 closing stock price of $6.45. The Company has issued 773,944 shares in partial satisfaction of this settlement as of the issuance date of the Company’s June 30, 2025 condensed consolidated unaudited financial statements with an issuance stock price range of $2.03 - $6.20 per share, with an additional 1,000,701 shares pending issuance.
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

Professional Employer Organization
The majority of the Accrued wages and salaries above relate to the PEO, which the Company is engaged to process payroll for the Company. An unpaid balance to the PEO is subject to a periodic charge of 1.5% per calendar month for any unpaid balances.
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
On October 30, 2019, Rosanna Vargas filed a complaint in the Superior Court of New Jersey at Camden County against Lyneer and various defendants, including Lyneer’s client, alleging severe personal injury sustained at work. The case is now closed as to all parties. As a result of the matter, Lyneer’s client sought indemnification from Lyneer pursuant to an indemnification demand issued to Lyneer on June 10, 2022. Accordingly, Lyneer agreed to pay approximately $1,030,000 over 36 months, beginning in July 2023, to settle the claim. As of June 30, 2025, the Company owes $394,286.
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
On June 16, 2021, a complaint was filed in the Superior Court of New Jersey Law Division, Middlesex County. The complaint alleges a former minor employee (who obtained employment by providing false information) was injured on October 15, 2020, at the Co-Defendant’s worksite. A settlement conference was held on August 28, 2024, but was unsuccessful. The Company’s liability insurance carrier and the Company's worker's compensation insurance carrier and the liability insurance carrier for the client held a settlement conference on April 14, 2025, but was unsuccessful. The trial commenced April 28, 2025 and a settlement was reached on May 2, 2025 for a total value of $3,050,000, $2,800,000 in cash and $250,000 by virtue of a lien release, of which the Company is responsible for $200,000, with the insurance carriers collectively responsible for the remainder. The final Settlement Agreement is still being negotiated.
On October 8, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Orange County, by Teresa Alvarez and Mirna Reyes as class representatives. The Complaint was filed against the Company as well as the Company’s client. The matter settled for $750,000, $650,000 of which is to be paid by the Company, and the remaining $100,000 is to be paid by the client. The settlement agreement was signed November 16, 2023 and has been finalized and executed and provided to the Court for approval. The Company is currently awaiting such approval. If approved, it is anticipated that the settlement payment will be due in the fourth quarter of 2025. The Company has accrued the full amount of the $650,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
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
Cash in Excess of FDIC Insured Limits
The Company places its cash and cash equivalents with financial institutions which it believes are of high creditworthiness and where deposits are insured by the United States Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s cash balances in excess of FDIC insured limits amounted to $108,835 and $424,188 as of June 30, 2025 and December 31, 2024, respectively.
The Company has not experienced any losses with regard to its bank accounts and believes it does not pose a significant credit risk to the Company.
Other Concentrations
As of June 30, 2025 and December 31, 2024, the Company has a deposit in the amount of $8,000,000 with a professional employer organization (“PEO”). The PEO is the employer of record for substantially all of the Company’s engagement professionals, and as such certain costs of revenue are paid to the PEO and subsequently distributed to Company engagement professionals.
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
As part of the consummation of the Merger on June 18, 2024, IDC paid $2,000,000 to LMH as a partial payment on the Put-Call Option Note. No additional payments have been received as of June 30, 2025.
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
Interest expense incurred on the Earnout Notes to LMH totaled $0 and $173,737 for the three months ended June 30, 2025 and 2024, respectively and $0 and $347,766 for the six months ended June 30, 2025 and 2024, respectively.
On June 18, 2024 as part of the Merger, LMH entered into a $6,000,000 guarantee agreement with the PEO, replacing and cancelling the $6,000,000 letter of credit previously held by the lenders of the Revolver.
Transactions with IDC
The Company and IDC are co-borrowers and jointly and severally liable for principal and interest payments under the previous Revolver, the term loan related to the previous Revolver, the Term Note, the Seller Notes and the Earnout Notes. In the case of certain of those obligations IDC generally makes certain interest and principal payments to the lenders and collects reimbursement from the Company. For interest payments of that nature, the Company recognizes interest expense when interest is incurred under the relevant loan agreement and a corresponding payable to IDC, which is subsequently removed from the Company’s consolidated balance sheet upon Company’s remittance of the reimbursement funds to IDC. Additionally, when principal payments are made by IDC the Company recognizes a reduction of the associated loan balance, with a corresponding increase in the payable to IDC which is then reduced upon the Company’s payment of funds to IDC.
As a result of the Merger, the Company is required to file short-term income tax returns for the periods of January 1, 2024 to June 18, 2024 and June 19, 2024 to December 31, 2024. For the first short-period, Lyneer and IDC will file consolidated income tax returns in certain states. In connection with this arrangement the Company has recorded a liability payable to IDC for taxes payable by IDC which represent taxes attributable to the Company’s operations included on consolidated state and local income tax returns filed by IDC. These amounts are determined by determining the Company’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $548,432 as of both June 30, 2025 and December 31, 2024, and are included in “due from related parties” and “due to related parties”, respectively, on the accompanying unaudited condensed consolidated balance sheets. For the second short-period ended December 31, 2024, Lyneer will file consolidated income tax returns with Atlantic International Corp.
Total amounts receivable from IDC, including the above taxes payable to IDC, amounted to $6,067,963 as of June 30, 2025 and total amounts payable to IDC of $2,091,035 as of December 31, 2024, and are included in “due from related parties” and “due to related parties”, respectively, on the accompanying condensed consolidated balance sheets. There are no formalized repayment terms.

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
Restricted Stock Units
The Company granted 4,040,198 restricted stock units to employees under its Incentive Plan during the six months ended June 30, 2025. As of June 30, 2025, the Company had 4,040,192 unvested RSUs with a grant date fair value of $5.91.
The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	241,932	$2.36
Granted	4,040,198	$5.91
Vested	(241,938)	$2.36
Unvested at June 30, 2025	4,040,192	$5.91
As of June 30, 2025, there was $12,261,113 of unrecognized stock-based compensation related to RSUs outstanding, which is expected to be recognized over a weighted-average remaining service period of less than one year.
Stock Options
Stock options to purchase the Company’s common stock are granted to employees and directors, upon approval by the Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in four years, in equal installments beginning one year from the date of grant, and generally expire five years from the date of grant. The fair value of the Company’s stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The grant date fair value of the stock options granted during the six months ended June 30, 2025 was $2.37.

The following table summaries the Company’s stock option activity:

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2024	—	$—	$—
Granted	1,000,000	$2.67
Outstanding at June 30, 2025	1,000,000	$2.67	$—

Exercisable at June 30, 2025	—	$—	$—
Vested or expected to vest at June 30, 2025	1,000,000	$2.67	$—
As of June 30, 2025, there was $2,320,389 of unrecognized stock-based compensation related to stock options outstanding and the average remaining contractual life on outstanding options was 4.92 years.
Stock-based compensation expense included in the accompanying consolidated statements of operations was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense	$6,221,140	$4,506,066	$12,261,113	$4,506,066
Note 16: Income Taxes
For the three months ended June 30, 2025 and 2024, the Company recorded an income tax (expense)/benefit of $(9,618) and $17,221,979, respectively and $(19,235) and $18,512,574 for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 was (0.1)% and 23.6%, respectively. The effective tax rate for the six months ended June 30, 2025 differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our deferred tax assets. The change in effective tax rates between the periods was primarily due to the establishment of a valuation allowance on the Company’s deferred tax assets, initially recorded during the fourth quarter of 2024.
As of June 30, 2025, the Company maintained a valuation allowance against all of its deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.
Note 17: Earnings per Share
The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(10,718,169)	$(54,911,719)	$(21,462,354)	$(59,778,563)
Denominator:
Weighted average common shares outstanding, basic and diluted	54,553,905	28,081,013	54,266,337	26,752,371
Net loss per share, basic and diluted	$(0.20)	$(1.96)	$(0.40)	$(2.23)
Excluded anti-dilutive shares	5,435,970	2,377,091	5,223,301	2,377,091

Note 18: Subsequent Events
The Company has evaluated subsequent events through August 14, 2025, as detailed below.
Christopher Broderick, the Company’s current Chief Financial Officer, has announced that he will be retiring on August 15, 2025 for personal family reasons unrelated to the Company. The Company is in the process of evaluating new candidates and intends to replace Mr. Broderick as soon as possible.

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
Comparison of the Three and Six Months Ended June 30, 2025 and 2024:
Certain related party and non-related party financial statement line-item amounts have been aggregated for purposes of analysis below, which is consistent with management’s evaluation of its business results.

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
Service revenue, net	$102,896,993	$104,636,273	$(1,739,280)	(1.7%)
Cost of revenue	91,478,299	93,146,627	(1,668,328)	(1.8%)
Gross profit	11,418,694	11,489,646	(70,952)	(0.6)%
Selling, general and administrative	18,870,535	18,553,150	317,385	1.7%
Depreciation and amortization	1,232,750	1,249,054	(16,304)	(1.3)%
Loss from operations	(8,684,591)	(8,312,558)	(372,033)	4.5%
Loss on debt extinguishment	—	1,213,379	(1,213,379)	(100.0)%
Advisory fees paid in the merger	—	43,000,000	(43,000,000)	(100.0)%
Interest expense	2,023,960	4,000,024	(1,976,064)	(49.4)%
Other expense	—	15,607,737	(15,607,737)	(100.0)%
Net loss before provision for income taxes	(10,708,551)	(72,133,698)	61,425,147	(85.2)%
Income tax (expense)/benefit	(9,618)	17,221,979	(17,231,597)	+
Net loss	$(10,718,169)	$(54,911,719)	$44,193,550	(80.5)%

Net loss per share, basic and diluted	$(0.20)	$(1.96)	$1.76	(89.8)%
Weighted average shares outstanding, basic and diluted	54,553,905	28,081,013	28,551,846	94.3%

	Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
Service revenue, net	$205,705,800	$205,259,485	$446,315	0.2%
Cost of revenue	183,100,984	183,304,457	(203,473)	(0.1%)
Gross profit	22,604,816	21,955,028	649,788	3.0%
Selling, general and administrative	38,270,014	28,894,187	9,375,827	32.4%
Depreciation and amortization	2,469,139	2,508,608	(39,469)	(1.6)%
Loss from operations	(18,134,337)	(9,447,767)	(8,686,570)	91.9%
Loss on debt extinguishment	—	1,213,379	(1,213,379)	(100.0)%
Advisory fees paid in the merger	—	43,000,000	(43,000,000)	(100.0)%
Interest expense	3,308,782	9,022,254	(5,713,472)	(63.3)%
Other expense	—	15,607,737	(15,607,737)	(100.0)%
Net loss before provision for income taxes	(21,443,119)	(78,291,137)	56,848,018	(72.6)%
Income tax (expense)/benefit	(19,235)	18,512,574	(18,531,809)	+
Net loss	$(21,462,354)	$(59,778,563)	$38,316,209	(64.1)%

Net loss per share, basic and diluted	$(0.40)	$(2.23)	$1.83	(82.1)%
Weighted average shares outstanding, basic and diluted	54,266,337	26,752,371	27,513,966	+

+ -     change greater than ± 100%

Service Revenue, Net
Service revenue, net of discounts, for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Temporary placement services	$102,033,461	$103,897,666	$203,859,800	$203,570,568
Permanent placement and other services	863,532	738,607	1,846,000	1,688,917
Total service revenues, net	$102,896,993	$104,636,273	$205,705,800	$205,259,485
Service revenue, net was $102,896,993 and $104,636,273 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $1,739,280, or 1.7%. This decrease was predominately due to lower revenues from the Company’s temporary placement services business, which decreased $1,864,205 or 1.8% in the three months ended June 30, 2025 as compared to the same period in 2024 due primarily to customers were slower based on economic conditions. Permanent placement and other services increased $124,925 or 16.9% due to strong demand from our current clients.
Service revenue, net was $205,705,800 and $205,259,485 for the six months ended June 30, 2025 and 2024, respectively, an increase of $446,315, or 0.2%. The Company’s temporary placement services business, slightly increased $289,232 or 0.1% in the six months ended June 30, 2025 as compared to the same period in 2024. Permanent placement and other services increased $157,083 or 9.3% due to strong demand from our current clients.
Cost of Revenue and Gross Profit
Gross profit reflects the difference between realized service revenue, net and cost of revenues for providing temporary and permanent placement solutions. Cost of revenue consists primarily of fixed and variable directs costs, including payroll, payroll taxes and employee benefit costs. Cost of revenue and gross profit for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service revenue, net	$102,896,993	$104,636,273	$205,705,800	$205,259,485
Cost of revenue	91,478,299	93,146,627	183,100,984	183,304,457
Gross profit	$11,418,694	$11,489,646	$22,604,816	$21,955,028
Cost of revenue for the three months ended June 30, 2025 and 2024 was $91,478,299 and $93,146,627, respectively, a decrease of $1,668,328 or 1.8%. The decrease in cost of revenue was due primarily to lower service revenue, net driven primarily by lower temporary placement services revenue, which decreased $1,864,205 or 1.8%. Gross profit for the three months ended June 30, 2025 and 2024 was $11,418,694 and $11,489,646, respectively, a decrease of $70,952 or 0.6%. As a percentage of service revenue, net, gross profit was 11.1% and 11.0% for the three months ended June 30, 2025 and 2024, respectively, essentially flat quarter over quarter.
Cost of revenue for the six months ended June 30, 2025 and 2024 was $183,100,984 and $183,304,457, respectively, a decrease of $203,473 or 0.1%, essentially flat on year-to-date over year-to-date basis. Gross profit for the six months ended June 30, 2025 and 2024 was $22,604,816 and $21,955,028, respectively, an increase of $649,788 or 3.0%. As a percentage of service revenue, net, gross profit was 11.0% and 10.7% for the six months ended June 30, 2025 and 2024, respectively, which increased due to the Company’s initiative to sell higher margin accounts.

Total Operating Expenses
Total operating expenses for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative	$18,870,535	$18,553,150	$38,270,014	$28,894,187
Depreciation and amortization	1,232,750	1,249,054	2,469,139	2,508,608
Total operating expenses	$20,103,285	$19,802,204	$40,739,153	$31,402,795
The changes in each financial statement line item for the respective periods are described below.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended June 30, 2025 and 2024 were $18,870,535 and $18,553,150, respectively, an increase of $317,385, or 1.7%, due primarily to stock compensation expense, a full quarter of expenses incurred as a result of the Merger compared to a partial month, partially offset by lower transaction costs related to the Merger. As a percentage of service revenue, net, selling, general and administrative costs were 18.3% in the three months ended June 30, 2025 as compared to 17.7% in the three months ended June 30, 2024. The increase in selling, general and administrative costs as a percentage of service revenue, net was due primarily to stock compensation expense, a full quarter of expenses incurred as a result of the Merger compared to a partial month, partially offset by lower transaction costs related to the Merger.
Selling, general and administrative expenses for the six months ended June 30, 2025 and 2024 were $38,270,014 and $28,894,187, respectively, an increase of $9,375,827, or 32.4%, due primarily to higher stock compensation expense, a full six months of expenses incurred as a result of the Merger compared to a partial month, partially offset by lower transaction costs related to the Merger. As a percentage of service revenue, net, selling, general and administrative costs were 18.6% in the six months ended June 30, 2025 as compared to 14.1% in the six months ended June 30, 2024. The increase in selling, general and administrative costs as a percentage of service revenue, net was due primarily to stock compensation expense, a full six months of expenses incurred as a result of the Merger compared to a partial month, partially offset by lower transaction costs related to the Merger in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2025 and 2024 was $1,232,750 and $1,249,054, respectively, a decrease of $16,304 or 1.3%, which was slightly lower on a year-over year basis primarily due to more of the Company’s computer software being fully depreciated at the end of 2024.
Depreciation and amortization expense for the six months ended June 30, 2025 and 2024 was $2,469,139 and $2,508,608, respectively, a decrease of $39,469 or 1.6%, which was slightly lower on a year-over year basis primarily due to more of the Company’s computer software being fully depreciated at the end of 2024.
Loss on Debt Extinguishment
Loss on debt extinguishment, for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss on debt extinguishment	$—	$1,213,379	$—	$1,213,379
Loss on debt extinguishment during the three and six months ended June 30, 2024 relate to the Seventh Amendment and Forbearance Agreement to the Revolver being treated as a debt extinguishment after the Company’s analysis of Accounting Standards Codification (“ASC”) Topic 470 – Debt.

Advisory Fees Paid in the Merger
Advisory fees paid in merger for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advisory fees paid in the merger	$—	$43,000,000	$—	$43,000,000
Certain shareholders of Atlantic Acquisition Corp. were issued an aggregate of 18,220,338 shares of Company’s common stock at a market value of $2.36 per share or $43,000,000 in the aggregate on the date of the Merger.
Interest Expense
Interest expense for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$2,023,960	$4,000,024	$3,308,782	$9,022,254
Interest expense for the three months ended June 30, 2025 and 2024 was $2,023,960 and $4,000,024, respectively. The decrease of $1,976,064, or 49.4%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily attributed to the Company deconsolidating the joint and several debt obligations as of the Merger date and a lower interest rate of the previous Revolver as compared to the new Revolver entered into on April 29,2025.
Interest expense for the six months ended June 30, 2025 and 2024 was $3,308,782 and $9,022,254, respectively. The decrease of $5,713,472, or 63.3%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was attributed to the Company deconsolidating the joint and several debt obligations as of the Merger date and a lower interest rate of the previous Revolver as compared to the new Revolver entered into on April 29,2025.
Other Expense
Other expense for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other expense	$—	$15,607,737	$—	$15,607,737
Other expense for the three and six months ended June 30, 2024 related to accrued amounts pertaining to a potential settlement for legacy shareholders and stock compensation expense related to third parties as advisors to the Company.
Income Tax (Expense)/Benefit
Provision for income taxes for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax (expense)/benefit	$(9,618)	$17,221,979	$(19,235)	$18,512,574
Income tax (expense)/benefit for the three months ended June 30, 2025 and 2024 was $(9,618) and $17,221,979, respectively. The change between the periods was primarily due to the establishment of a valuation allowance on the Company’s deferred tax assets, initially recorded during the fourth quarter of 2024.

Income tax (expense)/benefit for the six months ended June 30, 2025 and 2024 was $(19,235) and $18,512,574, respectively. The change between the periods was primarily due to the establishment of a valuation allowance on the Company’s deferred tax assets, initially recorded during the fourth quarter of 2024.

Liquidity & Capital Resources
Atlantic’s working capital requirements are primarily driven by personnel payments and client accounts receivable receipts. As receipts from client partners lag behind payments to personnel, working capital requirements increase substantially in periods of growth.
Atlantic’s primary sources of liquidity have historically been cash generated from operations and borrowings under its previous Revolver. The Company entered into a new revolving credit facility (the “New Revolving Credit Facility”) on April 29, 2025. Atlantic’s primary uses of cash are payments to engagement personnel, corporate personnel, related payroll costs and liabilities, operating expenses, capital expenditures, cash interest, cash taxes, and debt payments. Atlantic believes that the cash generated from operations, together with the borrowing availability under the New Revolving Credit Facility is sufficient to meet its normal working capital needs for at least the 12-month period following the issue date of its financial statements, including investments made, and expenses incurred, in connection with opening new markets throughout the next year. Atlantic’s ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of Atlantic’s control. If Atlantic’s future cash flow from operations and other capital resources are insufficient to fund its liquidity needs, Atlantic may be forced to obtain additional debt or equity capital or refinance all or a portion of its debt.
In accordance with ASC Topic 205-40, Going Concern, Atlantic evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year from the date the financials are issued. This evaluation includes considerations related to covenants contained in Atlantic’s credit facilities, as well as Atlantic’s forecasted liquidity. Atlantic has concluded that there is no substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of its condensed consolidated financial statements. On April 29, 2025, the Company closed on a new ABL lender, replacing the previous Revolver and converting it into a term loan, with a maturity date of April 29, 2028. On April 29, 2025, the previous BMO Revolver lender has funded the shortfall of $6,000,000, the IDC portion owed, and IDC and Lyneer entered into a term loan for this amount, plus a $1,000,000 exit fee for the remaining joint and several previous ABL lender debt. The previous lenders have acquired IDC’s publicly owned stock of Atlantic International Corp as collateral and intends to sell these shares to pay down the amounts due related to the joint and several debt. See Note 8: Debt for further information.
IDC, Lyneer and Prateek Gattani, IDC’s Chief Executive Officer and then our Chairman of the Board following the Merger, have entered into an Allocation Agreement dated as of December 31, 2023, pursuant to which IDC agreed that, subject to subordination to the taxes as between IDC and Lyneer, in connection with the Merger, the Term Note and the Seller Notes, will either be paid in full or assumed by IDC, and Lyneer will have no further liability or responsibility for such indebtedness. However, as IDC and Lyneer were unable to obtain the release of Lyneer from the holders of such indebtedness for accounting purposes, with respect to any of such indebtedness that was not repaid by IDC with the Allocation Agreement not being given effect for accounting purposes and Lyneer will remain jointly and severally liable with IDC to such lenders until such time as such joint and several indebtedness is restructured, at which time IDC will be obligated to repay in full all remaining amounts payable under the Term Note, the Seller Notes the Earnout Notes, along with the term note for the shortfall from the restructuring of the previous revolving credit facility. In the event IDC does not repay any of this debt and the Company is required to make payments, IDC will be obligated to repay the Company for the amounts paid on IDC’s behalf. Upon the consummation of the Merger, the Company determined that it was no longer probable that IDC would default on its portion of the joint and several obligations and deconsolidated the joint and several debt obligations in the accompanying financial statements.
In the Allocation Agreement, IDC and Mr. Gattani have agreed to implement a plan to refinance or otherwise satisfy the joint and several indebtedness. It is expected that the Company will not be legally released from its joint and several obligations with respect to the indebtedness to be assumed by IDC until payment in full of the Merger Note, which originally matured on September 30, 2024. The maturity date of the Merger Note has been extended to March 31, 2027 when the Company entered into an Amended and Restated Convertible Promissory Note. On April 29, 2025, the Company closed on a new ABL lender, replacing the previous Revolver, with a maturity date of April 29, 2028. On April 29, 2025, the previous BMO Revolver lender funded the shortfall of $6,000,000, the IDC portion owed, and IDC entered into a term note for this amount, plus a $1,000,000 exit fee. The certain junior lenders assumed portions of IDC’s publicly owned stock of Atlantic International Corp as collateral and intends to sell these shares their respective joint and several debt. See Note 8: Debt for further information.

Cash flows for the six months ended June 30, 2025 and 2024 consisted of the following:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$5,037,229	$(4,217,266)
Net cash (used in) investing activities	(30,073)	(35,306)
Net cash (used in) provided by financing activities	(5,311,087)	3,339,123
Net decrease in cash and cash equivalents	$(303,931)	$(913,449)
Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2025 compared to the six months June 30, 2024 was higher primarily due to a decrease in accounts receivable from the prior year end.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2025 decreased compared to June 30, 2024 and consisted entirely of purchases of property and equipment.
Financing Activities
Cash used in financing activities increased for the six months ended June 30, 2025 compared to June 30, 2024 and consisted of borrowings and payments under the Company’s debt arrangements of the Revolver and the New Revolving Credit Facility.
Debt Allocation Agreement
Lyneer and IDC entered into a debt allocation agreement (the “Allocation Agreement”) dated as of December 31, 2023, which specifies and allocates responsibility for repaying (or refinancing) the joint-and-several debts between Lyneer and IDC. The Company reassessed its accounting for joint-and-several liabilities under ASC 405-40 as of the Merger date and concluded it is reasonably probable that IDC can repay their portion of the debt allocated per the Allocation Agreement. As a result, the Company deconsolidated it’s joint and several debt obligations. See Revolver (discussing the previous BMO Revolver), Term, Note, Seller Notes and Earnout Notes below for those joint-and-several debts that are applicable to the Allocation Agreement.
Revolver
Until April 29, 2025, as described below, the Company maintained the Revolver as a co-borrower with IDC with an available borrowing capacity of up to $60,000,000. The facility was partially used to finance the acquisition of Lyneer by IDC in August 2021, with additional borrowing capacity available under the Revolver to finance Lyneer’s working capital. All of Lyneer’s cash collections and disbursements were linked with bank accounts associated with the lender and funded using the Revolver. These borrowings were determined by Lyneer’s availability based on a formula of billed and unbilled accounts receivable as defined in the loan agreement.
On April 29, 2025, the Company closed on a new ABL credit facility, replacing the current Revolver, with a maturity date of April 29, 2028. The previous lender funded the shortfall of $6,000,000, the IDC portion owed, and IDC entered into a term loan for this amount, plus a $1,000,000 exit fee. The $6,000,000 term loan and $1,000,000 exit fee are joint-and-several with IDC and is fully covered by the Allocation Agreement with IDC discussed above. The current Revolver’s lender has assumed IDC’s publicly owned stock of Atlantic International Corp as collateral. The interest rate on the New Revolving Credit Facility is calculated as 1.00% per annum above the Prime Rate, but not less than 5.75% per annum. The interest rate as of June 30, 2025 was 8.50% per annum. See Note 8: Debt for further information.
As of June 30, 2025 and December 31, 2024, the Company recorded a liability of $37,385,643 and $42,508,379, respectively. Total available borrowing capacity on the Revolver as of June 30, 2025 was $7,832,330. The borrowing base calculation is based on Lyneer’s eligible assets.
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
On April 28, 2025, the Term Note lender foreclosed on certain amounts of IDC’s stock of Atlantic International Corp. See Note 8: Debt for further information.
The Term Note obligation is joint-and-several with IDC and is fully covered by the Allocation Agreement discussed above and as such the Company deconsolidated it’s joint and several debt obligations as of the Merger date. See Note 8: Debt for further information.
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
Lyneer and IDC did not make the principal and interest payments due July 31, 2023 and October 31, 2023 on the Seller Notes as payments to any other debt holders was prohibited by the administrative agent of the previous lender under the Revolver and the current Revolver. As provided in the inter-creditor agreement between SLR and the Seller Note holders, Lyneer is prevented from making payments and the Seller Note holder are prevented from accepting payments from Lyneer.
The Seller Notes obligation are joint-and-several with IDC and are fully covered by the Allocation Agreement discussed above and as such the Company deconsolidated the Seller Notes obligations as of the Merger date. See Note 8: Debt for further information.
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
Payments to any other debt holders was prohibited by the administrative agent of the previous lender under the Revolver and the current Revolver. As provided in the inter-creditor agreement between SLR and the Earnout Note holders, Lyneer is prevented from making payments and the Earnout Note holder are prevented from accepting payments from Lyneer.

The Earnout Notes obligation are joint-and-several with IDC and are fully covered by the Allocation Agreement discussed above and as such the Company deconsolidated the Earnout Notes obligations as of the Merger date. See Note 8: Debt for further information.
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
Promissory Note
From April 29, 2019 to April 29, 2020, the Company entered into a series of non-convertible promissory notes (the “Promissory Notes”) with St. Laurent Investments LLC amounting to $1,375,000. The Promissory Notes had a one-year term, most recently extended through July 31, 2025 or a later date to be mutually agreed upon. The Promissory Notes bear interest accruing at the rate of 5% per annum, and increased to 10% for the period from August 1, 2024 through July 31, 2025. The Company is in negotiations with the lender to extend the agreement two years and the lender has waived default.
Merger Note
In connection with the closing of the Merger, we issued to IDC the Merger Note in the principal amount of $35,000,000 that originally matured on September 30, 2024. The Merger Note does not bear interest and is not convertible prior to an event of default under the Merger Note. If an event of default should occur under the Merger Note, the Merger Note will bear interest at the rate of 7% per annum commencing upon the date of such event of default and will be convertible into shares of our common stock at a price per share that equals the lowest daily volume weighted average price per share (VWAP) during the five trading days immediately preceding the date on which the applicable conversion notice is delivered to us, but not less than 80% of the price per share in our Initial Capital Raise, provided, however, that the number of shares of our common stock issuable upon conversion of the Merger Note will not exceed 19.99% of the number of our outstanding shares of common stock without shareholder approval. As we do not currently believe we will have sufficient liquidity and capital resources to pay the Merger Note in full when due, as well as to restructure our joint and several debt obligations, we believe we will have to sell additional equity or debt securities prior to the maturity date of the Merger Note to pay or refinance the Merger Note when due. An event of default under the Merger Note may result in an additional event of default under the Revolver and our other indebtedness for borrowed funds.
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
On April 29, 2025, the Company entered into an Amended and Restated Convertible Promissory Note which further extended the maturity date to the earlier of March 31, 2027 or the completion of at least a $40 million capital raise. See Note 8: Debt for further information.
Interest Expense
Total interest expense is comprised of a cash and non-cash component as described in the debt arrangements described above. Additionally, the Company has incurred interest expense related to an agreement with a professional employer organization (“PEO”) who processes the payroll for the Company, related to the unpaid balance at 1.5% per calendar month.
For the three and six months ended June 30, 2025 total interest expense was $2,023,960 and $3,308,782, respectively. For the three and six months ended June 30, 2024 total interest expense was $4,000,024 and $9,022,254 respectively. Interest expense related to the PEO was $838,327 for each of the three and six month periods ended June 30, 2025, and $0 for each of the three and six month periods ended June 30, 2024. Total cash paid for interest for the three and six months ended June 30, 2025 totaled $847,891 and $2,306,780, respectively, and $1,744,605 and $4,051,095 for the three and six months ended June 30, 2024, respectively, with the remaining portion of the interest expense as non-cash due to the paid-in-kind interest and change in values of the accrued interest liability and amortization of deferred financing costs.
Assessment of Liquidity Position
The Company has assessed its liquidity position as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the total committed resources available were as follows:

	June 30, 2025	December 31, 2024
Cash and Cash Equivalents	$374,745	$678,676
Committed Liquidity Resources Available:
Short-term Revolving Credit Facility	7,832,330	(1,299,463)
Total Committed Resources Available	$8,207,075	$(620,787)
The Company closed on a new ABL lender credit facility on April 29, 2025, replacing its obligations under the previous Revolver, with an increased borrowing capacity of up to $70 million. The Company believes the borrowing capacity under this new credit facility and its cash flow from operations will provide sufficient liquidity and capital resources to conduct its planned operations for at least one year.
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
Interest expense incurred on the Earnout Notes to LMH totaled $0 and $173,737 for the three months ended June 30, 2025 and 2024, respectively and $0 and $347,766 for the six months ended June 30, 2025 and 2024, respectively.
On June 18, 2024 as part of the Merger, LMH entered into a $6,000,000 guarantee agreement with the PEO, replacing and cancelling the $6,000,000 letter of credit previously held by the lenders of the Revolver.
Transactions with IDC
Lyneer and IDC are co-borrowers and are jointly and severally liable for principal and interest payments under the previous Revolver, the Term Note, the Seller Notes and the Earnout Notes. In the case of certain of those obligations, IDC generally makes certain interest and principal payments to the lenders and collects reimbursement from Lyneer. When interest or principal payments of that nature are made by IDC, Lyneer recognizes interest expense and a payable to IDC, which is removed from Lyneer’s balance sheet upon remittance of the funds to IDC.
As a result of the Merger, the Company is required to file short-term income tax returns for the periods of January 1, 2024 to June 18, 2024 and June 19, 2024 to December 31, 2024. For the first short-period, Lyneer and IDC will file consolidated income tax returns in certain states. In connection with this arrangement the Company has recorded a liability payable to IDC for taxes payable by IDC which represent taxes attributable to the Company’s operations included on consolidated state and local income tax returns filed by IDC. These amounts are determined by determining the Company’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $548,432 as of both June 30, 2025 and December 31, 2024, respectively, and are included in “due from related parties” and “due to related parties”, respectively, on the accompanying condensed consolidated balance sheets. For the second short-period ended December 31, 2024, Lyneer will file consolidated income tax returns with Atlantic International Corp.
Total amounts receivable from IDC, including the above taxes payable to IDC, amounted to $6,067,963 as of June 30, 2025 and total amounts payable to IDC of $2,091,035 as of December 31, 2024, and are included in “due from related parties” and “due to related parties”, respectively, on the accompanying condensed consolidated balance sheets. There are no formalized repayment terms.
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
Intangible Assets
The Company’s identifiable intangible assets as of June 30, 2025 and December 31, 2024 consisted of customer relationships and tradenames and were initially recognized as a result of the Transaction and represent definite lived intangible assets. The Company does not currently have any indefinite lived intangible assets. Intangible assets are amortized using the straight-line method over their estimated useful lives.

In accordance with the accounting standard for the impairment or disposal of long-lived assets under ASC 360, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable (i.e., information indicates that an impairment might exist).
For long-lived assets to be held and used, the Company recognizes an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. For the six months ended June 30, 2025 and the year ended December 31, 2024 no impairments were recognized on our intangible assets.
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
Prior to the Merger, we were a private company and had limited accounting and financial reporting personnel with which to address our internal controls and related procedures. Our management concluded that as of June 30, 2025, our internal control over financial reporting was not effective, and that material weaknesses existed in the areas of accounting for complex financial transaction or non-routine transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We currently consult with third-party experts to overcome this weakness. Additionally, we had a material weakness related to segregation of duties in finance and accounting. Due to our limited accounting and financial reporting personnel, we have ineffective controls over the period end financial disclosure and reporting process.
We are in the process of negotiating with a third party to assess and implement measures designed to improve our internal control over financial reporting to remediate the material weaknesses and have plans to implement them by the end of 2025. For example, we plan to design and implement improved processes and internal controls, including ongoing senior management review and Audit Committee oversight. Additionally, we plan to further develop and implement formal policies, processes and documentation procedures relating to our financial reporting, including the oversight of third-party service providers. Our actions are subject to ongoing executive management review and will also be subject to Audit Committee oversight.
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
Rosanna Vargas v. DHL Express (USA), Inc. et. al., Case No. L-4352-19
On October 30, 2019, Rosanna Vargas filed a complaint in the Superior Court of New Jersey at Camden County against Lyneer and various defendants, including Lyneer’s client, alleging severe personal injury sustained at work. The case is now closed as to all parties. As a result of the matter, Lyneer’s client sought indemnification from Lyneer pursuant to an indemnification demand issued to Lyneer on June 10, 2022. Accordingly, Lyneer agreed to pay approximately $1,030,000 over 36 months, beginning in July 2023, to settle the claim. As of June 30, 2025, the Company owes $394,286.
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
Aguilar, et al v Lyneer Staffing Solutions, et al Docket No. MID-L-3595-21 (Middlesex County Superior Court NJ)
On June 16, 2021, a complaint was filed in the Superior Court of New Jersey Law Division, Middlesex County. The complaint alleges a former minor employee (who obtained employment by providing false information) was injured on October 15, 2020, at the Co-Defendant’s worksite. A settlement conference was held on August 28, 2024, but was unsuccessful. The Company’s liability insurance carrier and the Company's worker's compensation insurance carrier and the liability insurance carrier for the client held a settlement conference on April 14, 2025, but was unsuccessful. The trial commenced April 28, 2025 and a settlement was reached on May 2, 2025 for a total value of $3,050,000, $2,800,000 in cash and $250,000 by virtue of a lien release, of which the Company is responsible for $200,000, with the insurance carriers collectively responsible for the remainder. The final Settlement Agreement is still being negotiated.
Theresa Alvarez and Mirna Reyes vs. Liquid Graphics, Inc., Lyneer Staffing Solutions, LLC, Liz Long, et. al, Case No 30-2021-01225386-CU-WT-CJC, Superior Court for the State of California, County of Orange
On October 8, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Orange County, by Mirna Reyes and Teresa Alvarez as class representatives. The Complaint was filed against the Company as well as the Company’s client. The matter settled for $750,000, $650,000 of which is to be paid by the Company, and the remaining $100,000 is to be paid by the client. The settlement agreement was signed November 16, 2023 and has been finalized and executed and provided to the Court for approval. The Company is currently awaiting such approval. If approved, it is anticipated that the settlement payment will be due in the fourth quarter of 2025. The Company has accrued the full amount of the $650,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.

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
Atlantic has reported net losses of $21,462,354 and 59,778,563 for the six-month periods ended June 30, 2025 and June 30, 2024, respectively, and net losses of $135,479,890 and $15,252,020 for the years ended December 31, 2024 and 2023, respectively. The consolidated financial statements of Lyneer since August 31, 2021 reflect the post-acquisition activity of Lyneer since its acquisition by IDC. The loss for the six-months ended June 30, 2025, resulted primarily from selling, general and administrative costs of $38,270,014 due primarily to stock compensation expense and payroll expenses. There can be no assurance that Lyneer will operate profitably in the future.
Lyneer has a significant amount of debt obligations and its failure to restructure or pay such obligations when due could have a material adverse impact on Lyneer’s financial condition and long-term viability.
In addition to the Merger Note to IDC, in the principal amount of $35 million, issued at the closing of the Merger, Lyneer’s existing debt obligations currently include all of the debt obligations of IDC as a co-borrower as all of the loan arrangements entered into by Lyneer and IDC provide that such parties are jointly and severally liable for the full amount of the indebtedness. While Lyneer is legally jointly and severally liable for IDC’s debt obligations, as of the date of the Merger, the Company deconsolidated its joint and several debt obligations as it is reasonably probable that IDC has the ability to repay their portion. At June 30, 2025, such indebtedness totaled approximately $70,373,516. The joint indebtedness of Lyneer and IDC is made up of a term note for the shortfall from the restructuring of the previous revolving credit facility, a term loan from their senior lenders and promissory notes that are payable to the two prior owners of Lyneer. Until such obligations are either repaid in full or restructured by the lenders to release Lyneer as an obligor on such indebtedness, if IDC cannot, or does not, repay any portion of the debt owed by IDC, Lyneer could be responsible for repaying all of the outstanding obligations and Lyneer’s current operations are not expected to be sufficient to make all of the necessary payments. Pursuant to an Allocation Agreement dated as of December 31, 2023, IDC agreed with Lyneer to assume responsibility for all payments under the term loan and the promissory notes payable to the two prior owners of Lyneer (the “Assumed Debt”). However, until such time as Lyneer’s joint and several debt obligations are restructured, the agreement of IDC to assume the joint indebtedness is being given effect solely for accounting purposes, although Lyneer will remain legally a joint and several obligor on such indebtedness and will be obligated to pay such indebtedness if IDC does not do so.
In addition, under the Allocation Agreement, IDC and Prateek Gattani, IDC’s Chief Executive Officer and our then Chairman of the Board, have agreed for IDC to work with Lyneer to implement a plan to refinance or otherwise satisfy the Assumed Debt for which Lyneer is currently jointly and severally liable with IDC so that Lyneer will be obligated for only its portion under the facility. Lyneer has entered into a new revolving credit facility that will be supportable by Lyneer’s stand-alone borrowing base. The new credit facility provides credit availability to Lyneer of up to $70,000,000 and will replace Lyneer’s remaining obligations under the existing revolving credit facility. However, there can be no assurance that Lyneer will be able to support its continuing indebtedness, to generate revenues sufficient in amount to enable us to pay our indebtedness under the Merger Note, or to repay or refinance any such indebtedness when due. Lyneer’s failure to comply with its obligations under its existing indebtedness following the Merger, or to repay or refinance such indebtedness when due, including our indebtedness under the Merger Note, would likely have a material adverse impact on our financial condition and long-term viability. The Company has significantly restructured the debt owed to BMO and entered into a new revolving credit agreement with SLR. See Note 8: Debt to the Unaudited Condensed Consolidated Financial Statements for further information.
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
We believe our cash on hand and cash generated from operations, will not be sufficient to pay the Merger Note, due March 31, 2027, and our other outstanding indebtedness in full when due and to fund our ongoing operations. As stated above, Lyneer has been in default under its principal credit facilities and outstanding promissory notes and any future defaults by Lyneer under its credit facilities could have a material adverse impact on Lyneer’s financial condition and long-term viability. We will be required to seek financing to pay or refinance our other outstanding indebtedness.
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
Lyneer has one client that represented approximately 11% and 14% of Lyneer’s revenues for the six months ended June 30, 2025 and June 30, 2024, respectively. No other customer accounted for more than 10% of Lyneer’s revenues in either period. The client’s contract with Lyneer consists of a master service agreement (“MSA”) for temporary employee services with various customer locations entering into separate service annexes. None of the revenues from a specific location exceeded 5% of the aggregate revenue associated with the client. The current term of the MSA expires in January 2026 and automatically renews for one-year subsequent terms. However, the client may terminate the agreement for convenience at any time, subject to any accrued payment obligations. If this client were to terminate its relationship with Lyneer, Lyneer would face a material decrease in revenues if it is unable to replace the client’s lost revenues. This, in turn, would be expected to have a material adverse effect on Lyneer’s business and financial condition.
IDC, our principal stockholder, defaulted on the joint and several debt obligations of IDC and our Lyneer subsidiary which will resulted in a change of control of our company.
Our principal stockholder, IDC owned approximately 44% of our issued and outstanding common stock. In order to secure the current joint and several debt obligations of IDC and Lyneer until such time as such indebtedness can be restructured or repaid, we pledged to the lender under the Term Note our equity ownership of Lyneer and IDC pledged to such lender its equity ownership in our Company. We have been advised that the lender under the original ABL Revolver foreclosed on IDC’s equity ownership of our Company. Any sales by the lender of IDC’s common stock of our Company, may have an adverse effect on the market price of our common stock resulting in a diminution in the value of disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies.

In April 2025, IDC’s secured debt holders, BMO and SPP, foreclosed on the IDC portion of the joint and several debt owed to BMO and SPP. IDC’s shares of the Company were divided between BMO and SPP resulting in SPP owning 21,983,926 shares of the Company and BMO owning another 3,439,803. These shares have not been transferred yet and the transfers are still pending at the company’s transfer agent.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Reorganization dated as of June 4, 2024 (1)
2.2	Amendment No. 1 to Amended and Restated Agreement and Plan of Reorganization dated as of June 12, 2024 (2)
2.3	Certificate of Merger of Atlantic Merger LLC with and into Lyneer Investments LLC (3)
2.4	Certificate of Merger of SeqLL Merger LLC with and into Lyneer Investments LLC (3)
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of SeqLL Inc. (2)
*31.1	Rule 13a-14(1) Certification of the Chief Executive Officer
*31.2	Rule 13a-14(1) Certification of the Chief Financial Officer
*32.1	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 9006 of the Sarbanes-Oxley Act of 2002
*32.2	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 9006 of the Sarbanes-Oxley Act of 2002
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Date File - the cover page XBRL tags are embedded within the Inline XBRL document
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

Atlantic International Corp.

Date:	August 14, 2025	By:	/s/ Christopher Broderick
Christopher Broderick
Chief Financial Officer