Form 10-Q
period 2025-09-30
ATLANTIC INTERNATIONAL CORP.
filed 2025-11-14
CIK 1605888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2025, 58,525,488 shares of the common stock, $0.00001 par value, of the registrant were outstanding.

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
On August 30, 2023, SeqLL Inc effected a one-for-40 reverse stock split of its common stock (the “Reverse Stock Split”).
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$83,406	$678,676
Accounts receivable, net of allowance of $2,640,971 and $2,726,107	47,451,447	64,074,337
Unbilled accounts receivable	12,406,011	9,368,565
Prepaid expenses and other current assets	3,758,015	2,898,415
Deposits, current	8,000,000	8,000,000
Total current assets	71,698,879	85,019,993
Non-current assets
Property and equipment, net	247,669	307,620
Right-of-use assets	2,157,827	2,067,906
Intangible assets, net	27,800,556	31,395,556
Due from related parties	7,417,863	—
Other assets	933,973	960,601
Total non-current assets	38,557,888	34,731,683
Total assets	$110,256,767	$119,751,676
Liabilities and stockholders’ (deficit)
Current liabilities
Accounts payable	$5,298,358	$2,028,100
Accrued expenses and other current liabilities	19,602,641	21,612,253
PEO liability and accrued interest	28,813,099	23,321,262
Due to related parties	—	2,091,035
Current operating lease liabilities	1,153,020	1,313,128
Line of credit, current portion	1,950,000	42,508,379
Notes payable, current portion	1,375,000	1,375,000
Total current liabilities	58,192,118	94,249,157
Non-current liabilities
Line of credit, net of current portion	38,202,060	1,950,000
Notes payable, net of current portion - related parties	34,859,199	34,755,435
Non-current operating lease liabilities	1,068,388	813,740
Total non-current liabilities	74,129,647	37,519,175
Total liabilities	132,321,765	131,768,332
Commitments and contingencies
Stockholders’ (deficit)
Preferred stock, $0.00001 par value; 20,000,000 shares authorized and none issued at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized; 55,713,259 and 53,130,946 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	558	531
Additional paid-in capital	145,697,032	123,462,703
Accumulated deficit	(167,762,588)	(135,479,890)
Total stockholders’ (deficit)	(22,064,998)	(12,016,656)
Total liabilities and stockholders’ (deficit)	$110,256,767	$119,751,676
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service revenue, net	$110,127,203	$107,803,843	$315,833,003	$313,063,328
Cost of revenue	97,725,227	95,918,373	280,826,211	279,222,830
Gross profit	12,401,976	11,885,470	35,006,792	33,840,498
Selling, general and administrative	19,888,692	17,151,567	58,158,706	46,045,754
Depreciation and amortization	1,230,307	1,245,557	3,699,446	3,754,165
(Loss) income from operations	(8,717,023)	(6,511,654)	(26,851,360)	(15,959,421)
Loss on debt extinguishment	—	—	—	1,213,379
Advisory fees paid in the merger	—	—	—	43,000,000
Interest expense	2,094,177	1,472,564	5,402,959	10,494,818
Other expense	—	285,483	—	15,893,220
Net loss before provision for income taxes	(10,811,200)	(8,269,701)	(32,254,319)	(86,560,838)
Income tax (expense)/benefit	(9,144)	1,220,072	(28,379)	19,732,646
Net loss	$(10,820,344)	$(7,049,629)	$(32,282,698)	$(66,828,192)

Net loss per share, basic and diluted	$(0.20)	$(0.16)	$(0.59)	$(2.04)

Weighted-average shares outstanding, basic and diluted	55,119,781	44,688,845	54,553,945	32,774,837
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ (DEFICIT)
(Unaudited)

	Stockholders’ (Deficit)
	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
Balance - December 31, 2024	53,130,946	$531	$123,462,703	$(135,479,890)	$(12,016,656)
Net loss	-	-	-	(10,744,185)	(10,744,185)
Stock based compensation	-	-	6,039,973	-	6,039,973
Shares issued for services	65,148	1	326,399	-	326,400
Shares issued to legacy stockholders	764,486	8	2,359,263	-	2,359,271
Stock issued for RSUs	593,221	6	(6)	-	-
Balance - March 31, 2025	54,553,801	$546	$132,188,332	$(146,224,075)	$(14,035,197)
Net loss	-	-	-	(10,718,169)	(10,718,169)
Stock based compensation	-	-	6,269,751	-	6,269,751
Shares issued to legacy stockholders	9,458	-	19,200	-	19,200
Balance - June 30, 2025	54,563,259	$546	$138,477,283	$(156,942,244)	$(18,464,415)
Net loss	-	-	-	(10,820,344)	(10,820,344)
Stock based compensation	-	-	6,709,761	-	6,709,761
Shares issued for services	150,000	2	509,998	-	510,000
Stock issued for RSUs	1,000,000	10	(10)	-	-
Balance - September 30, 2025	55,713,259	$558	$145,697,032	$(167,762,588)	$(22,064,998)

	Mezzanine Capital		Members’ Capital (Deficit)			Stockholders’ (Deficit)
			Non-Redeemable Interests			Common Stock
	Redeemable Interests	Total Mezzanine Capital	Contributed Capital	Accumulated (Deficit)	Total Members’ (Deficit)	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
Balance - December 31, 2023	$10,663,750	$10,663,750	$11,786,313	$(61,804,116)	$(50,017,803)	25,423,729	$254	$22,449,809	$(61,804,116)	$(39,354,053)
Net loss	-	-	-	-	-	-	-	-	(4,866,844)	(4,866,844)
Capital contribution	-	-	1,033,969	-	1,033,969	-	-	1,033,969	-	1,033,969
Accretion to redemption value	133,162	133,162	(133,162)	-	(133,162)	-	-	-	-	-
Redemption of redeemable interests	(10,796,912)	(10,796,912)	10,796,912	-	10,796,912	-	-	-	-	-
Effect from merger	-	-	(23,484,032)	61,804,116	38,320,084	-	-	(1,804,116)	61,804,116	60,000,000
Balance - March 31, 2024	$-	$-	$-	$-	$-	25,423,729	$254	$21,679,662	$(4,866,844)	$16,813,072
Net loss	-	-	-	-	-	-	-	-	(54,911,719)	(54,911,719)
Stock based compensation	-	-	-	-	-	-	-	4,506,066	-	4,506,066
Recapitalization of legacy company	-	-	-	-	-	380,648	4	(1,703,193)	-	(1,703,189)
Deemed contribution of debt deconsolidation from related party	-	-	-	-	-	-	-	15,284,178	-	15,284,178
Advisory fees paid in merger	-	-	-	-	-	18,220,338	182	42,999,818	-	43,000,000
Balance - June 30, 2024	$-	$-	$-	$-	$-	44,024,715	$440	$82,766,531	$(59,778,563)	$22,988,408
Net loss	-	-	-	-	-	-	-	-	(7,049,629)	$(7,049,629)
Stock based compensation	-	-	-	-	-	-	-	285,483	-	285,483
Stock issued for RSUs	-	-	-	-	-	1,300,000	13	(13)	-	-
Balance - September 30, 2024	$-	$-	$-	$-	$-	45,324,715	$453	$83,052,001	$(66,828,192)	$16,224,262
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Net loss	$(32,282,698)	$(66,828,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	456,054	957,031
Amortization, deferred financing cost	130,271	545,362
Interest paid in kind	—	1,239,373
Loss on debt extinguishment	—	1,213,379
Deferred income taxes	—	(19,776,767)
Settlement claim to be paid in shares	—	11,101,671
Shares issued for services	836,400	43,000,000
Depreciation and amortization expense	3,699,446	3,754,165
Right-of-use asset amortization	1,249,288	1,246,078
Share based compensation	19,019,485	4,791,549
Changes in operating assets and liabilities:
Accounts receivable	16,166,836	9,048,158
Unbilled accounts receivable	(3,037,446)	(5,264,240)
Prepaid expenses and other current assets	(859,600)	(377,531)
Due from related parties	(6,492,863)	—
Other assets	26,628	(179,645)
Accounts payable	3,270,258	585,409
Due to related parties	(2,091,035)	(117,040)
Income taxes payable	—	13,913
Accrued expenses and other current liabilities	4,935,696	17,672,122
Contingent consideration liability	—	(6,941,521)
Operating lease liability	(1,244,669)	(1,241,992)
Net cash provided by (used in) operating activities	3,782,051	(5,558,718)
Cash flows from investing activities
Purchase of property and equipment	(44,495)	(50,372)
Net cash (used in) investing activities	(44,495)	(50,372)
Cash flows from financing activities
Borrowings on revolving line of credit	355,432,899	316,548,608
Payments on revolving line of credit	(359,577,374)	(319,191,401)
Borrowing on credit agreement	—	1,950,000
Deemed capital contribution from recapitalization	—	6,666,216
Debt issuance costs payment	(188,351)	(319,500)
Net cash (used in) provided by financing activities	(4,332,826)	5,653,923
Net increase/(decrease) in cash and cash equivalents	(595,270)	44,833
Cash and Cash Equivalents – Beginning of period	678,676	1,352,927
Cash and Cash Equivalents – End of period	$83,406	$1,397,760

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$3,509,168	$5,437,928
Federal Income Taxes, net of refunds received	$(201,384)	$—
State Income Taxes, net of refunds received	$154,351	$17,100
Non-cash investing and financing activities:
Settlement shares issued to legacy stockholders	$2,378,471	$—
Derecognition of debt, net related to debt deconsolidation	$—	$(68,946,155)
Accretion of redeemable units to redemption value	$—	$133,162
Unpaid debt issuance costs added to Term Note	$—	$600,000
Notes payable issued for amounts due under contingent consideration arrangements	$—	$6,941,521
Deemed capital contribution	$—	$1,033,969
Change in related parties	$—	$(6,338,027)
Deemed capital contribution from merger	$—	$8,617,962
Liabilities assumed in merger	$—	$1,703,193
Recapitalization of equity as a result of the Merger	$—	$73,580,989
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
•In addition, following completion of the Merger, subject to the terms and conditions of an Asset Purchase Agreement dated as of May 29, 2023, between the Company and SeqLL Omics, an entity formed by Daniel Jones, the Company’s former Chairman and Chief Executive Officer, and certain other former employees of the Company for the purpose of carrying on the Company’s pre-Merger business following the Merger, SeqLL Omics purchased from the Company for a purchase price of $1,000 all of the Company’s assets, including cash and cash equivalents, and transferred all liabilities other than a promissory note in the principal amount of $1,375,000 to a former co-founder of SeqLL that was due on July 31, 2025 and a one-year leasehold obligation. The Company is in negotiations with the lender to extend the agreement for two years and the lender has agreed to waive default. In any event, the Company believes it will be extended at least through December 31, 2025.
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
The Staffing 360 Merger Agreement required STAF to execute and/or deliver: “a signed agreement between the Internal Revenue Service and Company [i.e., STAF] concerning the terms of settlement mutually agreeable to Atlantic”. Without the Company’s knowledge, STAF entered into agreements with the Internal Revenue Service that were not agreeable to Atlantic. STAF materially failed to satisfy the terms of the Staffing 360 Merger Agreement and has done so in a manner that cannot be cured. Accordingly, this was a material breach of the covenant and agreement set forth in the Staffing 360 Merger Agreement to deliver: “a signed agreement between the Internal Revenue Service and Company (i.e., STAF) concerning the terms of settlement mutually agreeable to Atlantic.”
Finally, as stated in the February 26, 2025 termination notice, STAF has failed to demonstrate compliance under the Staffing 360 Merger Agreement, namely to (i) operate the Business in the ordinary course in all material respects and (ii) use commercially reasonable efforts to preserve intact the business organization, assets, properties and material business relations of STAF, both as reflected by STAF’s failure to satisfy its obligations and maintain its material business relations. It is for these reasons, among other reasons, that the Staffing 360 Merger was terminated.
Note 3: Summary of Significant Accounting Policies
Basis of Presentation
The condensed unaudited consolidated financial statements of the Company are prepared following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that is required by accounting principles generally accepted in the U.S (“U.S. GAAP”) for complete financial statements can be condensed or omitted. Certain information and footnote disclosures normally included in our annual audited financial statements for the fiscal year ended December 31, 2024 have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended September 30, 2025 and 2024.

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
Joint and Several Liability Arrangements
In connection with the Transaction, Lyneer has entered into several debt facilities under which it is jointly and severally liable for repayment with IDC. The Company measures obligations resulting from joint and several liability arrangements in accordance with ASC 405-40 – Obligations Resulting from Joint and Several Liability Arrangements (“ASC 405-40”). ASC 405-40 requires that when determining the amount of liability to recognize under a joint and several obligation, a reporting entity which is an obligor under a joint and several liability arrangement first look to the terms of a related agreement with its co-obligors and record an amount equal to what it is obligated to pay under that agreement, plus any amount it expects to pay on behalf of the co-obligors. If no agreement with the co-obligors exists a reporting entity should recognize the full amount that it could be required to pay under the joint and several liability obligations. The amounts recognized in the Company’s financial statements represents its portion of amounts Lyneer expects to repay under its respective joint and several liability agreements as of September 30, 2025 and December 31, 2024, respectively. As of the date of the Merger, the Company deconsolidated its joint and several debt obligations as it believes it is reasonably probable that IDC has the ability to repay their portion. See Note 8: Debt for more information and discussion regarding the Debt Allocation agreement.
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
The Company does not believe ASU 2023-07 has a material effect on its consolidated financial statements.
Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09 – Income Taxes (“ASU 2023-09”) to enhance income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company plans to adopt ASU 2023-09 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
In November 2024, the FASB issued ASU 2024-03 – Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”) to improve the disclosures about an entity’s expenses and provide more detailed information about the types of expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company plans to adopt ASU 2024-03 for the reporting period ended December 31, 2026.
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
Note 4: Revenue Recognition and Accounts Receivable
The Company’s disaggregated revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Temporary placement services	$108,804,521	$106,770,291	$312,664,321	$310,340,859
Permanent placement and other services	1,322,682	1,033,552	3,168,682	2,722,469
Total service revenues, net	$110,127,203	$107,803,843	$315,833,003	$313,063,328
When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because all its revenues are from placement services, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from its revenue generating activities. For the three months ended September 30, 2025 and September 30, 2024, revenues from the Company’s largest customer accounted for approximately 5% and 14% of consolidated revenues, respectively and 9% and 14% of consolidated revenues for the nine months ended September 30, 2025 and 2024, respectively. No other customers accounted for more than 10% of the Company’s consolidated revenues in either period. Economic factors specific to this customer could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.
Contract assets consists of unbilled accounts receivable of $12,406,011 and $9,368,565 as of September 30, 2025 and December 31, 2024, respectively. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment upon receipt of invoice.
Accounts receivable is as follows:

	September 30, 2025	December 31, 2024
Accounts receivable	$50,092,418	$66,800,444
Allowance for doubtful accounts	(2,640,971)	(2,726,107)
Accounts receivable, net	$47,451,447	$64,074,337
The Company’s accounts receivable serves as collateral for the Revolver and the Term Note has a second lien after the Revolver.
The Company recognized $456,054 and $957,031 bad debt expense during the periods ended September 30, 2025 and September 30, 2024, respectively
None of the Company’s customers accounted for more than 10% of the Company’s accounts receivable as of September 30, 2025 and December 31, 2024.

Note 5: Property and Equipment
Property and equipment consisted of the following:

	September 30, 2025	December 31, 2024	Estimated Useful Life
Computer equipment and software	$848,412	$803,917	3 years
Office equipment	94,876	94,876	5 years
Furniture and fixtures	169,258	169,258	7 years
Leasehold improvements	18,420	18,420	Lesser of lease term or asset life
Total	$1,130,966	$1,086,471
Less: accumulated depreciation and amortization	(883,297)	(778,851)
Property and equipment, net	$247,669	$307,620
Total depreciation expense of $31,974 and $47,223 was recorded during the three months ended September 30, 2025 and 2024, respectively and $104,446 and $159,165 was recorded during the nine months ended September 30, 2025 and 2024, respectively and is included in “depreciation and amortization” in the accompanying consolidated condensed statements of operations.
Note 6: Intangible Assets
Intangible assets consisted of the following:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$35,000,000	$(9,534,444)	$25,465,556	$35,000,000	$(7,784,444)	$27,215,556
Trade Name	12,400,000	(10,065,000)	2,335,000	12,400,000	(8,220,000)	4,180,000
Total intangible assets	$47,400,000	$(19,599,444)	$27,800,556	$47,400,000	$(16,004,444)	$31,395,556
Total amortization expense of $1,198,334 was recorded during each of the three months ended September 30, 2025 and 2024 and $3,595,000 was recorded during each of the nine months ended September 30, 2025 and 2024. The Company continuously monitors for events and circumstances that could indicate that it is more likely than not that its finite lived intangible assets and other long-lived assets are impaired or not recoverable (a triggering event), requiring an interim impairment test. During the nine months ended September 30, 2025, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, and overall financial performance of the Company. Based on the analysis of relevant events and circumstances, the Company concluded a triggering event had not occurred as of September 30, 2025.
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
The Company maintains operating leases for corporate and field offices. The Company’s leases have initial terms ranging from one month to three years, some of which include the option to renew, and some of which include an early termination option. During the nine months ended September 30, 2025, the Company extended certain of its leases for periods ranging from one to three years.

The following table summarizes the weighted average remaining lease term and discount rate for operating leases as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term for operating leases	2.22 years	2.07 years
Weighted average discount rate for operating leases	6.69%	6.29%
The following table summarizes the future minimum payments for operating leases as of September 30, 2025, due in each year ending December 31:

Year	Minimum Lease Payments
Remainder of 2025	$382,383
2026	1,115,631
2027	602,570
2028	165,370
2029	64,830
Thereafter	47,069
Total lease payments	2,377,853
Less: imputed interest	(156,445)
Present value of operating lease liabilities	$2,221,408
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
The table below provides a breakdown of the Company’s recognized debt:

	September 30, 2025	December 31, 2024
Revolver	$38,363,904	$42,508,379
Credit Agreement	1,950,000	1,950,000
Promissory Note	1,375,000	1,375,000
Merger Note	35,000,000	35,000,000
Less: unamortized debt issuance costs	(302,645)	(244,565)
Total debt	$76,386,259	$80,588,814

Current portion	$3,325,000	$43,883,379
Non-current portion	$73,061,259	$36,705,435
On April 29, 2025, the Company closed on a new ABL lender with a maturity date of April 29, 2028. See below for further discussion.
Debt Allocation Agreement
Lyneer and IDC entered into a debt allocation agreement (the “Allocation Agreement”) dated as of December 31, 2023, which specifies and allocates responsibility for repaying (or refinancing) the joint-and-several debts between Lyneer and IDC. The Company reassessed its accounting for joint-and-several liabilities under ASC 405-40 as of the Merger date and concluded it is reasonably probable that IDC can repay their portion of the debt allocated per the Allocation Agreement. As a result, the Company deconsolidated it’s joint and several debt obligations. See Revolver (discussing the previous BMO Revolver), Term Note, Seller Notes and Earnout Notes below for those joint-and-several debts that are applicable to the Allocation Agreement. At September 30, 2025, such indebtedness totaled approximately $70,373,516.
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
The interest rate on the New Revolving Credit Facility is calculated as 1.00% per annum above the Prime Rate, but not less than 5.75% per annum. The interest rate as of September 30, 2025 was 8.50% per annum.
The New Revolving Credit Facility matures on April 29, 2028, unless the lender, at its option, in writing agrees to extend for a period of one year.
As of September 30, 2025, and December 31, 2024, the Company has recognized liability balances on the New Revolving Credit Facility and the Revolver of $38,363,904 and $42,508,379, respectively.
The New Revolving Credit Facility contains certain customary covenants, including affirmative and negative covenants.
Total available borrowing capacity on the New Revolving Credit Facility as of September 30, 2025 was $342,712.
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
As of September 30, 2025, and December 31, 2024, the Company has deconsolidated the Term Note, as discussed above; therefore, the Company recognized liability balances of $0, and $0, respectively. The Term Note obligation is joint-and-several with IDC and is fully covered by the Allocation Agreement with IDC discussed above.
On April 28, 2025, the Term Note lender foreclosed on IDC’s remaining 21,983,926 shares of Atlantic International Corp. common stock. This foreclosure was only related to IDC’s security provided to the lender under the Term Note and did not extend to the Company. The Company is reviewing the implications of the foreclosure on the Company’s obligations under the Term Note.

The Term Note contains certain customary financial and non-financial covenants that the Company is required to comply with. The Company is in default of the Term Note.
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
As of September 30, 2025, and December 31, 2024, the Company has deconsolidated the Seller Notes, as discussed above; therefore, the Company’s recognized liability balances of $0 and $0, respectively. The Seller Notes obligation is joint-and-several with IDC and is fully covered by the Allocation Agreement with IDC discussed above. The Company is in default of the Seller Notes.
Earnout Notes
As contingent consideration milestones are met in connection with the Transaction Agreement, the Company can elect to pay the obligation in cash or issue notes payable. During 2023, the Company and IDC as co-borrowers issued nine notes payable with an aggregate value of $13,494,133. Payments on each of the Earnout Notes is due in quarterly installments through their amended maturity date of January 31, 2025, and each note bears an amended stated interest rate of 11.25% per annum. On January 16, 2024, the Company and IDC as co-borrowers issued six notes payable with an aggregate value of $6,941,521. Payments on each of the Earnout Notes is due in quarterly installments through their maturity date of January 16, 2026, and each note bears interest at a rate of 6.25% per annum. The Company did not make principal and interest payments due to the notice received from the Revolver’s administrative agent of the lender restricting payments to other lenders and the interest rate was increased to the default rate of 11.25% for the January Earnout Notes.
Payments to any other debt holders was prohibited by the administrative agent of the previous lender under the Revolver and the current Revolver. As provided in the inter-creditor agreement between SLR and the Earnout Note holders, Lyneer is prevented from making payments and the Earnout Note holder are prevented from accepting payments from Lyneer.
As of September 30, 2025, and December 31, 2024, the Company has deconsolidated the Earnout Notes, as discussed above; therefore, the Company’s recognized liability balances of $0 and $0, respectively. The Earnout Notes obligation is joint-and-several with IDC and is fully covered by the Allocation Agreement with IDC discussed above. The Company is in default of the Earnout Notes.
2023 and 2024 Amendments to Seller and Earnout Notes
The Company did not make the Seller Note and Earnout Note principal and interest payments due during 2024 or the nine months ended September 30, 2025. On May 14, 2023, the Company signed an amendment (the “Omnibus Amendment”) to defer the missed Seller Note and Earnout Note payments through the amendment date until their amended maturity dates of April 30, 2024, and January 31, 2025, respectively. The amendment increased the interest rate of the Seller Note and the Earnout Notes to 11.25% per annum from 6.25% for all remaining payments.
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
Promissory Note
From April 29, 2019 to April 29, 2020, the Company entered into a series of non-convertible promissory notes (the “Promissory Notes”) with St. Laurent Investments LLC amounting to $1,375,000. The Promissory Notes had a one-year term, most recently extended through July 31, 2025 or a later date to be mutually agreed upon. The Promissory Notes bear interest accruing at the rate of 5% per annum, and increased to 10% for the period from August 1, 2024, through July 31, 2025. The Company is in negotiations with the lender to extend the agreement for two years and the lender has agreed to waive default. In any event, the Company is in negotiations to extended the Promissory Note and is confident that it will be extended at least through December 31, 2025.
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
Subsequent to the executed amendments of the Company’s debt obligations described herein, the future minimum principal payments on the Company’s outstanding debt are as follows:

September 30, 2025
Remainder of 2025	$1,375,000
2026	1,950,000
2027	35,000,000
2028	38,363,904
2029	—
Thereafter	—
Total	$76,688,904
Interest Expense
The Company recognized total interest expense of $2,094,177 and $1,472,564 during the three months ended September 30, 2025 and 2024, respectively and $5,402,959 and $10,494,818 during the nine months ended September 30,

2025, and 2024. The Company incurred interest expense related to an agreement with a professional employer organization (“PEO”) which processes the payroll for the Company, related to the unpaid balance, at 1.5% per calendar month. Interest expense related to the PEO was $863,402 and $1,701,729 for the three and nine month periods ended September 30, 2025, respectively, and $0 for each of the three and nine month periods ended September 30, 2024. $39,163 and $6,522 of deferred financing costs were recognized as a component of “interest expense” on the accompanying unaudited condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively and $130,271 and $545,362 for the nine months ended September 30, 2025 and 2024, respectively.
Note 9: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
Potential settlement offer for legacy stockholders	$8,723,200	$11,101,671
Accrued wages and salaries	2,945,967	2,463,693
Accrued commissions and bonuses	2,368,377	3,515,821
Accrued interest	782,937	683,046
Income tax payable	13,913	13,913
Accrued other expenses and current liabilities	4,768,247	3,834,109
Total accrued expenses and other current liabilities	$19,602,641	$21,612,253
Legacy Stockholder Dividend Settlements
The Company upon the Merger on June 18, 2024, put in escrow 4,704,098 shares at a closing price of $2.36 per share valued at $11,101,671, as a reserve for the potential settlement amounts of legacy SeqLL stockholders and was required to extend a settlement offer within 90 days from June 18, 2024. The Company extended offers for settlement to the legacy stockholders, as a result of the Company failing to declare and pay a declared dividend as described in the Company’s filings, to issue shares of Atlantic International Corp. stock at the September 10, 2024 closing stock price of $6.45. The Company has issued 773,944 shares in partial satisfaction of this settlement as of the issuance date of the Company’s September 30, 2025 condensed consolidated unaudited financial statements with an issuance stock price range of $2.03 - $6.20 per share, with an estimated additional 1,000,701 shares pending issuance.
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

Professional Employer Organization
The PEO is engaged to process the Company’s payroll which is subject to a periodic charge of 1.5% per calendar month for any unpaid balances. The total liability due to the PEO as of September 30, 2025 was $28,813,099, consisting of $27,111,371 of wages and salaries paid by the PEO and $1,701,729 of accrued interest. The total liability due to the PEO as of December 31, 2024 was $23,321,262, consisting of $23,321,262 of wages and salaries paid by the PEO and $0 of accrued interest.

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
On October 30, 2019, Rosanna Vargas filed a complaint in the Superior Court of New Jersey at Camden County against Lyneer and various defendants, including Lyneer’s client, alleging severe personal injury sustained at work. The case is now closed as to all parties. As a result of the matter, Lyneer’s client sought indemnification from Lyneer pursuant to an indemnification demand issued to Lyneer on June 10, 2022. Accordingly, Lyneer agreed to pay approximately $1,030,000 over 36 months, beginning in July 2023, to settle the claim. As of September 30, 2025, the Company owes $328,572 and has accured this full amount, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets”.
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
On June 16, 2021, a complaint was filed in the Superior Court of New Jersey Law Division, Middlesex County. The complaint alleges a former minor employee (who obtained employment by providing false information) was injured on October 15, 2020, at the Co-Defendant’s worksite. A settlement conference was held on August 28, 2024, but was unsuccessful. The Company’s liability insurance carrier and the Company's worker's compensation insurance carrier and the liability insurance carrier for the client held a settlement conference on April 14, 2025, but was unsuccessful. The trial commenced April 28, 2025 and a settlement was reached on May 2, 2025 for a total value of $3,050,000, $2,800,000 in cash and $250,000 by virtue of a lien release, of which the Company is responsible for $200,000, with the insurance carriers collectively responsible for the remainder. The final Settlement Agreement is still being negotiated. The Company has accrued the full amount of the $200,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
On October 8, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Orange County, by Teresa Alvarez and Mirna Reyes as class representatives. The Complaint was filed against the Company as well as the Company’s client. The matter settled for $750,000, $650,000 of which is to be paid by the Company, and the remaining $100,000 is to be paid by the client. The settlement agreement was signed November 16, 2023 and has been finalized and executed. The Company has accrued the $650,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets. The full settlement amount of

$671,858, which includes employment taxes, was paid on October 23, 2025, and Lyneer’s portion of the settlement has now been paid in full.
On August 1, 2023, a class action wage and hour PAGA complaint was filed in the Superior Court of California, County of San Bernardino, by Maria Reyes as class representative. The matter settled at a mandatory settlement conference held on October 10, 2025, for $925,000, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets. The settlement funds will be due from the Company within 90 days after final approval of the settlement, but in no event less than six months from October 10, 2025. The settlement agreement is still being prepared/negotiated.
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
Cash in Excess of FDIC Insured Limits
The Company places its cash and cash equivalents with financial institutions which it believes are of high creditworthiness and where deposits are insured by the United States Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s cash balances in excess of FDIC insured limits amounted to $0 and $424,188 as of September 30, 2025 and December 31, 2024, respectively.
The Company has not experienced any losses with regard to its bank accounts and believes it does not pose a significant credit risk to the Company.
Other Concentrations
As of September 30, 2025 and December 31, 2024, the Company has a deposit in the amount of $8,000,000 with a professional employer organization (“PEO”). The PEO is the employer of record for substantially all of the Company’s engagement professionals, and as such certain costs of revenue are paid to the PEO and subsequently distributed to Company engagement professionals.

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
The LMH Put is payable by IDC and will be paid by the issuance of the Put-Call Notes. The Put-Call period was extended until February 29, 2024. On February 28, 2024, LMH exercised its right to put the LMH Units to IDC and entered into a Put-Call Option Note on April 17, 2024, in the amount of $10,796,912. While not formalized until April 17, 2024, the terms of the Put-Call Option Note were agreed to by all parties prior to March 31, 2024 and as such, the Company gave effect to the transaction as of March 31, 2024. The Put-Call Option Note provides that IDC owned one hundred percent (100%) of all the membership interests in Lyneer Investments and requires IDC to pay 50% of outstanding principal six months after issuance with the remaining 50% payable in six equal quarterly payments beginning on December 31, 2024 and continuing until the maturity date of June 30, 2026. The Put-Call Option Note provides for the acceleration of payment principal under certain conditions, including upon a change of control, as defined. The Put-Call Option Note bears interest at a stated annual interest rate of 5.25% which is payable quarterly in arrears commencing December 31, 2024. IDC may prepay the Put-Call Option Note at any time without premium or penalty. The Put-Call Option Note contains customary covenants. As part of the consummation of the Merger on June 18, 2024, IDC paid $2,000,000 to LMH as a partial payment on the Put-Call Option Note. No additional payments have been received as of September 30, 2025.
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
Interest expense incurred on the Earnout Notes to LMH totaled $0 and $174,058 for the three months ended September 30, 2025 and 2024, respectively and $0 and $347,766 for the nine months ended September 30, 2025 and 2024, respectively.
On June 18, 2024 as part of the Merger, LMH entered into a $6,000,000 guarantee agreement with the PEO, replacing and cancelling the $6,000,000 letter of credit previously held by the lenders of the Revolver. This obligation was terminated on December 31, 2024.
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
As a result of the Merger, the Company is required to file short-term income tax returns for the periods of January 1, 2024 to June 18, 2024 and June 19, 2024 to December 31, 2024. For the first short-period, Lyneer and IDC has filed consolidated income tax returns in certain states. In connection with this arrangement the Company has recorded a liability payable to IDC for taxes payable by IDC which represent taxes attributable to the Company’s operations included on consolidated state and local income tax returns filed by IDC. These amounts are determined by determining the Company’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $548,432 as of both September 30, 2025 and December 31, 2024, and are included in “due from related parties” and “due to related parties”, respectively, on the accompanying unaudited condensed consolidated balance sheets. For the second short-period ended December 31, 2024, Lyneer has filed consolidated income tax returns with Atlantic International Corp.
Total amounts receivable from IDC, including the above taxes payable to IDC, amounted to $7,417,863 as of September 30, 2025 and total amounts payable to IDC of $2,091,035 as of December 31, 2024, and are included in “due from related parties” and “due to related parties”, respectively, on the accompanying condensed consolidated balance sheets. There are no formalized repayment terms.
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
Note 15: Stock-Based Compensation
Upon the consummation of the Merger, the 2023 Equity Incentive Plan (the “2023 Incentive Plan”) became effective. The 2023 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalents, and other stock or cash-based awards, or collectively, awards to officers, employees, non-employee directors, and consultants and those of our subsidiaries as selected from time to time by the plan administrator in its discretion. Unless otherwise set forth in an individual award agreement, each award shall vest over a four-year period, with one-quarter of the award vesting on the first annual anniversary of the date of grant, with the remainder of the award vesting monthly thereafter.
On July 22, 2024 the Company filed a registration statement on Form S-8 to register up to 15% (initially 7,309,322 shares) of the number of shares of common stock, par value $0.00001, to be outstanding immediately following consummation of the Initial Capital Raise following the Merger issuable pursuant to outstanding unvested or unexercised stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, and other stock or cash based awards (collectively, “Awards”) granted under the Company’s 2023 Incentive Plan which became effective upon the consummation and completion of the Merger.
Shares underlying any awards under the 2023 Incentive Plan that are forfeited, cancelled, held back to cover the exercise price or tax withholding, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the shares available for issuance under the 2023 Incentive Plan. The payment of dividend equivalents in cash shall not count against the share reserve.
Restricted Stock Units
The Company granted 5,305,058 restricted stock units to employees, which will vest in 2026, and 1,000,000 restricted stock units to non-employees, which are fully vested, under its 2023 Incentive Plan during the nine months ended September 30, 2025. As of September 30, 2025, the Company had 4,727,881 unvested RSUs with a grant date fair value of $5.01.

The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	241,932	$2.36
Granted	6,305,058	$4.55
Vested	(1,241,938)	$2.17
Forfeited	(577,171)	$5.85
Unvested at September 30, 2025	4,727,881	$5.01
As of September 30, 2025, there was $7,031,042 of unrecognized stock-based compensation related to RSUs outstanding, which is expected to be recognized over a weighted-average remaining service period of less than one year.
Stock Options
Stock options to purchase the Company’s common stock are granted to employees and directors, upon approval by the Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in four years, in equal installments beginning one year from the date of grant, and generally expire five years from the date of grant. The fair value of the Company’s stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The grant date fair value of the stock options granted during the nine months ended September 30, 2025 was $2.37.
The following table summarizes the Company’s stock option activity:

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2024	—	$—	$—
Granted	1,000,000	$2.67
Outstanding at September 30, 2025	1,000,000	$2.67	$380,000

Exercisable at September 30, 2025	—	$—	$—
Vested or expected to vest at September 30, 2025	1,000,000	$2.67	$380,000
As of September 30, 2025, there was $2,171,313 of unrecognized stock-based compensation related to stock options outstanding and the average remaining contractual life on outstanding options was 4.67 years.
Stock-based compensation expense included in the accompanying consolidated statements of operations was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense	$6,709,761	$285,483	$19,019,485	$4,791,549
Stock Issuance

On September 3, 2025, the Company issued 150,000 shares of the Company’s common stock outside of the Incentive Plan, as a settlement for prior services performed at a per share price of $3.40.
Note 16: Income Taxes
For the three months ended September 30, 2025 and 2024, the Company recorded an income tax (expense)/benefit of $(9,144) and $1,220,072, respectively and $(28,379) and $19,732,646 for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was (0.1)%

and 22.8%, respectively. The effective tax rate for the nine months ended September 30, 2025 differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our deferred tax assets. The change in effective tax rates between the periods was primarily due to the establishment of a valuation allowance on the Company’s deferred tax assets, initially recorded during the fourth quarter of 2024.
As of September 30, 2025, the Company maintained a valuation allowance against all of its deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.
Note 17: Earnings per Share
The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(10,820,344)	$(7,049,629)	$(32,282,698)	$(66,828,192)
Denominator:
Weighted average common shares outstanding, basic and diluted	55,119,781	44,688,845	54,553,945	32,774,837
Net loss per share, basic and diluted	$(0.20)	$(0.16)	$(0.59)	$(2.04)
Excluded anti-dilutive shares	7,080,051	1,077,091	5,529,902	1,077,091
Note 18: Subsequent Events
The Company has evaluated subsequent events through November 12, 2025, as detailed below.
During October 2025, the Company entered into agreements to sell future receivables which allows for the factoring of $5,055,000 of receivables. The Company received cash proceeds of $4,000,000 less $80,000 in origination fees.
On October 31, 2025, the Company’s Bylaws were amended by the Board to allow for a quorum of shareholders to be one-third of the shareholders eligible to vote.
On November 7, 2025, the stockholders approved the 2025 Omnibus Equity Incentive Plan (the “2025 Incentive Plan”). The Company initially reserved 10,000,000 shares of our common stock, par value $0.00001, for issuance under the 2025 Incentive Plan. The number of shares of common stock reserved for issuance under the 2025 Incentive Plan shall be adjusted upward to reflect 15% of the number of shares issued and outstanding as of December 31st of each year.

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
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024:
Certain related party and non-related party financial statement line-item amounts have been aggregated for purposes of analysis below, which is consistent with management’s evaluation of its business results.

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
Service revenue, net	$110,127,203	$107,803,843	$2,323,360	2.2%
Cost of revenue	97,725,227	95,918,373	1,806,854	1.9%
Gross profit	12,401,976	11,885,470	516,506	4.3%
Selling, general and administrative	19,888,692	17,151,567	2,737,125	16.0%
Depreciation and amortization	1,230,307	1,245,557	(15,250)	(1.2)%
Loss from operations	(8,717,023)	(6,511,654)	(2,205,369)	33.9%
Interest expense	2,094,177	1,472,564	621,613	42.2%
Other expense	—	285,483	(285,483)	(100.0)%
Net loss before provision for income taxes	(10,811,200)	(8,269,701)	(2,541,499)	30.7%
Income tax (expense)/benefit	(9,144)	1,220,072	(1,229,216)	+
Net loss	$(10,820,344)	$(7,049,629)	$(3,770,715)	53.5%

Net loss per share, basic and diluted	$(0.20)	$(0.16)	$(0.04)	25.0%
Weighted average shares outstanding, basic and diluted	55,119,781	44,688,845	28,551,846	23.3%

	Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
Service revenue, net	$315,833,003	$313,063,328	$2,769,675	0.9%
Cost of revenue	280,826,211	279,222,830	1,603,381	0.6%
Gross profit	35,006,792	33,840,498	1,166,294	3.4%
Selling, general and administrative	58,158,706	46,045,754	12,112,952	26.3%
Depreciation and amortization	3,699,446	3,754,165	(54,719)	(1.5)%
Loss from operations	(26,851,360)	(15,959,421)	(10,891,939)	68.2%
Loss on debt extinguishment	—	1,213,379	(1,213,379)	(100.0)%
Advisory fees paid in the merger	—	43,000,000	(43,000,000)	(100.0)%
Interest expense	5,402,959	10,494,818	(5,091,859)	(48.5)%
Other expense	—	15,893,220	(15,893,220)	(100.0)%
Net loss before provision for income taxes	(32,254,319)	(86,560,838)	54,306,519	(62.7)%
Income tax (expense)/benefit	(28,379)	19,732,646	(19,761,025)	+
Net loss	$(32,282,698)	$(66,828,192)	$34,545,494	(51.7)%

Net loss per share, basic and diluted	$(0.59)	$(2.04)	$1.45	(71.1)%
Weighted average shares outstanding, basic and diluted	54,553,945	32,774,837	21,779,108	66.5%

+ -     change greater than ± 100%

Service Revenue, Net
Service revenue, net of discounts, for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Temporary placement services	$108,804,521	$106,770,291	$312,664,321	$310,340,859
Permanent placement and other services	1,322,682	1,033,552	3,168,682	2,722,469
Total service revenues, net	$110,127,203	$107,803,843	$315,833,003	$313,063,328
Service revenue, net was $110,127,203 and $107,803,843 for the three months ended September 30, 2025 and 2024, respectively, an increase of $2,323,360, or 2.2%. This increase was predominately due to higher revenues from the Company’s temporary placement services business, which increased $2,034,230 or 1.9% in the three months ended September 30, 2025 as compared to the same period in 2024 due primarily a strong sales initiative by the Company. Permanent placement and other services increased $289,130 or 28.0% due to strong demand from our current clients.
Service revenue, net was $315,833,003 and $313,063,328 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $2,769,675, or 0.9%. The Company’s temporary placement services business, slightly increased $2,323,462 or 0.7% in the nine months ended September 30, 2025 as compared to the same period in 2024. Permanent placement and other services increased $446,213 or 16.4% due to strong demand from our current clients.
Cost of Revenue and Gross Profit
Gross profit reflects the difference between realized service revenue, net and cost of revenues for providing temporary and permanent placement solutions. Cost of revenue consists primarily of fixed and variable directs costs, including payroll, payroll taxes and employee benefit costs. Cost of revenue and gross profit for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service revenue, net	$110,127,203	$107,803,843	$315,833,003	$313,063,328
Cost of revenue	97,725,227	95,918,373	280,826,211	279,222,830
Gross profit	$12,401,976	$11,885,470	$35,006,792	$33,840,498
Cost of revenue for the three months ended September 30, 2025 and 2024 was $97,725,227 and $95,918,373, respectively, an increase of $1,806,854 or 1.9%. The increase in cost of revenue was due primarily to higher service revenue, net driven primarily by higher temporary placement services revenue, which increased $2,034,230 or 1.9%. Gross profit for the three months ended September 30, 2025 and 2024 was $12,401,976 and $11,885,470, respectively, an increase of $516,506 or 4.3%. As a percentage of service revenue, net, gross profit was 11.3% and 11.0% for the three months ended September 30, 2025 and 2024, respectively, which increased due to the Company’s initiative to sell higher margin accounts.
Cost of revenue for the nine months ended September 30, 2025 and 2024 was $280,826,211 and $279,222,830, respectively, an increase of $1,603,381 or 0.6%, essentially flat on year-to-date over year-to-date basis. Gross profit for the nine months ended September 30, 2025 and 2024 was $35,006,792 and $33,840,498, respectively, an increase of $1,166,294 or 3.4%. As a percentage of service revenue, net, gross profit was 11.1% and 10.8% for the nine months ended September 30, 2025 and 2024, respectively, which increased due to the Company’s initiative to sell higher margin accounts.

Total Operating Expenses
Total operating expenses for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative	$19,888,692	$17,151,567	$58,158,706	$46,045,754
Depreciation and amortization	1,230,307	1,245,557	3,699,446	3,754,165
Total operating expenses	$21,118,999	$18,397,124	$61,858,152	$49,799,919
The changes in each financial statement line item for the respective periods are described below.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 were $19,888,692 and $17,151,567, respectively, an increase of $2,737,125, or 16.0%, due primarily to stock compensation expense, partially offset by lower transaction costs attributed to the Merger in 2024. As a percentage of service revenue, net, selling, general and administrative costs were 18.1% in the three months ended September 30, 2025 as compared to 15.9% in the three months ended September 30, 2024. The increase in selling, general and administrative costs as a percentage of service revenue, net was due primarily to stock compensation expense, partially offset by lower transaction costs related to the Merger.
Selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 were $58,158,706 and $46,045,754, respectively, an increase of $12,112,952, or 26.3%, due primarily to higher stock compensation expense, a full nine months of expenses incurred as a result of the Merger compared to a three and a half months, partially offset by lower transaction costs related to the Merger. As a percentage of service revenue, net, selling, general and administrative costs were 18.4% in the nine months ended September 30, 2025 as compared to 14.7% in the nine months ended September 30, 2024. The increase in selling, general and administrative costs as a percentage of service revenue, net was due primarily to stock compensation expense, a full nine months of expenses incurred as a result of the Merger compared to three and a half months, partially offset by lower transaction costs related to the Merger in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2025 and 2024 was $1,230,307 and $1,245,557, respectively, a decrease of $15,250 or 1.2%, which was slightly lower on a year-over year basis primarily due to more of the Company’s computer software being fully depreciated at the end of 2024.
Depreciation and amortization expense for the nine months ended September 30, 2025 and 2024 was $3,699,446 and $3,754,165, respectively, a decrease of $54,719 or 1.5%, which was slightly lower on a year-over year basis primarily due to more of the Company’s computer software being fully depreciated at the end of 2024.
Loss on Debt Extinguishment
Loss on debt extinguishment, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss on debt extinguishment	$—	$—	$—	$1,213,379
Loss on debt extinguishment during the nine months ended September 30, 2024 relates to the Seventh Amendment and Forbearance Agreement to the previous Revolver being treated as a debt extinguishment after the Company’s analysis of Accounting Standards Codification (“ASC”) Topic 470 – Debt. See Note 8: Debt for further information.

Advisory Fees Paid in the Merger
Advisory fees incurred in connection with the Merger for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advisory fees paid in the merger	$—	$—	$—	$43,000,000
Certain shareholders of Atlantic Acquisition Corp. were issued an aggregate of 18,220,338 shares of Company’s common stock at a market value of $2.36 per share or $43,000,000 in the aggregate on the date of the Merger.
Interest Expense
Interest expense for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$2,094,177	$1,472,564	$5,402,959	$10,494,818
Interest expense for the three months ended September 30, 2025 and 2024 was $2,094,177 and $1,472,564, respectively. The increase of $621,613, or 42.2%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily attributed to the Company incurring interest expense related to an agreement with a professional employer organization (“PEO”) who processes the payroll for the Company, related to the unpaid balance, partially offset by the Company deconsolidating the joint and several debt obligations as of the Merger date and a lower interest rate from the previous Revolver as compared to the new Revolver entered into on April 29, 2025.
Interest expense for the nine months ended September 30, 2025 and 2024 was $5,402,959 and $10,494,818, respectively. The decrease of $5,091,859, or 48.5%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was attributed to the Company deconsolidating the joint and several debt obligations as of the Merger date and a lower interest rate from the previous Revolver as compared to the new Revolver entered into on April 29, 2025.
Other Expense
Other expense for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other expense	$—	$285,483	$—	$15,893,220
Other expense for the three and nine months ended September 30, 2024 relates to accrued amounts pertaining to a potential settlement for legacy shareholders and stock compensation expense related to third parties as advisors to the Company.
Income Tax (Expense)/Benefit
Provision for income taxes for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax (expense)/benefit	$(9,144)	$1,220,072	$(28,379)	$19,732,646

Income tax (expense)/benefit for the three months ended September 30, 2025 and 2024 was $(9,144) and $1,220,072, respectively. The change between the periods was primarily due to the establishment of a valuation allowance on the Company’s deferred tax assets, initially recorded during the fourth quarter of 2024.
Income tax (expense)/benefit for the nine months ended September 30, 2025 and 2024 was $(28,379) and $19,732,646, respectively. The change between the periods was primarily due to the establishment of a valuation allowance on the Company’s deferred tax assets, initially recorded during the fourth quarter of 2024.
On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Internal Revenue Service (“IRS”) Section 163(j) interest limitations, updates to “Global Intangible Low-Taxed Income” (“GILTI”), and “Foreign-Derived Intangible Income” (“FDII”) rules, amendments to energy credits, and expanded IRS Section 162(m) aggregation requirements. In accordance with ASC Topic 740 — “Income Taxes” (“ASC 740”), the effects of the new tax law were recognized in the period of enactment, our quarter ended September 30, 2025. We are currently evaluating the impact of the OBBBA, and do not expect the legislation to have a material financial statement effect.
In accordance with ASC 740, the effects of new tax legislation are recognized in the period of enactment. Management has evaluated the provisions of OBBBA, recalculated temporary differences, reassessed valuation allowances, and considered any necessary adjustments. Based on this evaluation, management concluded that the effects of the OBBBA are not material to the Company’s consolidated financial statements for the current period. Management will continue to monitor forthcoming guidance, interpretations, and technical clarifications to assess whether any future adjustments or additional disclosures may be required.

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
In the Allocation Agreement, IDC and Mr. Gattani agreed to implement a plan to refinance or otherwise satisfy the joint and several indebtedness. It is expected that the Company will not be legally released from its joint and several obligations with respect to the indebtedness to be assumed by IDC until payment in full of the Merger Note, which originally matured on September 30, 2024. The maturity date of the Merger Note has been extended to March 31, 2027 when the Company entered into an Amended and Restated Convertible Promissory Note. On April 29, 2025, the Company closed on a new ABL lender, replacing the previous Revolver, with a maturity date of April 29, 2028. On April 29, 2025, the previous BMO Revolver lender funded the shortfall of $6,000,000, the IDC portion owed, and IDC entered into a term note for this amount, plus a $1,000,000 exit fee. The certain junior lenders assumed portions of IDC’s publicly owned stock of Atlantic International Corp as collateral and intends to sell these shares their respective joint and several debt. See Note 8: Debt for further information.

Cash flows for the nine months ended September 30, 2025 and 2024 consisted of the following:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$3,782,051	$(5,558,718)
Net cash (used in) investing activities	(44,495)	(50,372)
Net cash (used in) provided by financing activities	(4,332,826)	5,653,923
Net increase/(decrease) in cash and cash equivalents	$(595,270)	$44,833
Operating Activities
Cash flows provided by (used in) operating activities for the nine months ended September 30, 2025 compared to the nine months September 30, 2024 was higher primarily due to a decrease in deferred income taxes and a decrease in accounts receivable from the prior year end, partially offset by a decrease in accrued expenses from the prior year end and an increase in due from related parties.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2025 decreased compared to September 30, 2024 and consisted entirely of purchases of property and equipment.
Financing Activities
Cash (used in) provided by financing activities increased for the nine months ended September 30, 2025 compared to September 30, 2024 and consisted of borrowings and payments under the Company’s debt arrangements of the Revolver and the New Revolving Credit Facility.
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
On April 29, 2025, the Company closed on a new ABL credit facility, replacing the current Revolver, with a maturity date of April 29, 2028. The previous lender funded the shortfall of $6,000,000, the IDC portion owed, and IDC entered into a term loan for this amount, plus a $1,000,000 exit fee. The $6,000,000 term loan and $1,000,000 exit fee are joint-and-several between the Company and IDC and is fully covered by the Allocation Agreement with IDC discussed above. The current Revolver’s lender has assumed IDC’s publicly owned stock of Atlantic International Corp as collateral. The interest rate on the New Revolving Credit Facility is calculated as 1.00% per annum above the

Prime Rate, but not less than 5.75% per annum. The interest rate as of September 30, 2025 was 8.50% per annum. See Note 8: Debt for further information.
As of September 30, 2025 and December 31, 2024, the Company recorded a liability of $38,363,904 and $42,508,379, respectively. Total available borrowing capacity on the Revolver as of September 30, 2025 was $342,712. The borrowing base calculation is based on Lyneer’s eligible assets.
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
Credit Agreement
The Lenders’ consent to IDC’s transfer of ownership of the equity of Lyneer was conditioned upon substantially the same terms stated above under the Revolver, as well as issuance of a secured bridge loan (“Credit Agreement”), which was entered into on June 18, 2024, the Company entered into a secured bridge loan (“Credit Agreement”) in the principal amount of $1,950,000 at an interest rate of 5% per annum. The maturity date of the Credit Agreement was originally September 30, 2024. However, mandatory prepayments shall be made from the Initial Capital Raise (as defined), on the issuance of new debt or new equity interests, or upon a change of control.
On July 22, 2024, the Company entered into an amendment to extend the maturity date of the Credit Agreement to June 18, 2026.
Promissory Note
From April 29, 2019 to April 29, 2020, the Company entered into a series of non-convertible promissory notes (the “Promissory Notes”) with St. Laurent Investments LLC amounting to $1,375,000. The Promissory Notes had a one-year term, most recently extended through July 31, 2025 or a later date to be mutually agreed upon. The Promissory Notes bear interest accruing at the rate of 5% per annum, and increased to 10% for the period from August 1, 2024 through July 31, 2025. The Company is in negotiations with the lender to extend the agreement for two years and the lender has agreed to waive default. In any event, the Company is in negotiations to extended the Promissory Note and is confident that it will be extended at least through December 31, 2025.
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
For the three and nine months ended September 30, 2025 total interest expense was $2,094,177 and $5,402,959, respectively. For the three and nine months ended September 30, 2024 total interest expense was $1,472,564 and $10,494,818 respectively. Interest expense related to the PEO was $863,402 and $1,701,729 for the three and nine month periods ended September 30, 2025, respectively, and $0 for each of the three and nine month periods ended September 30, 2024. Total cash paid for interest for the three and nine months ended September 30, 2025 totaled $1,202,388 and $3,509,168, respectively, and $1,386,833 and $5,437,928 for the three and nine months ended September 30, 2024, respectively, with the remaining portion of the interest expense as non-cash due to the paid-in-kind interest and change in values of the accrued interest liability and amortization of deferred financing costs.
Assessment of Liquidity Position
The Company has assessed its liquidity position as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the total committed resources available were as follows:

	September 30, 2025	December 31, 2024
Cash and Cash Equivalents	$83,406	$678,676
Committed Liquidity Resources Available:
Short-term Revolving Credit Facility	342,712	(1,299,463)
Total Committed Resources Available	$426,118	$(620,787)
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
Interest expense incurred on the Earnout Notes to LMH totaled $0 and $174,058 for the three months ended September 30, 2025 and 2024, respectively and $0 and $347,766 for the nine months ended September 30, 2025 and 2024, respectively.
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
As a result of the Merger, the Company is required to file short-term income tax returns for the periods of January 1, 2024 to June 18, 2024 and June 19, 2024 to December 31, 2024. For the first short-period, Lyneer and IDC will file consolidated income tax returns in certain states. In connection with this arrangement the Company has recorded a liability payable to IDC for taxes payable by IDC which represent taxes attributable to the Company’s operations included on consolidated state and local income tax returns filed by IDC. These amounts are determined by determining the Company’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $548,432 as of both September 30, 2025 and December 31, 2024, respectively, and are included in “due from related parties” and “due to related parties”, respectively, on the accompanying condensed consolidated balance sheets. For the second short-period ended December 31, 2024, Lyneer will file consolidated income tax returns with Atlantic International Corp.
Total amounts receivable from IDC, including the above taxes payable to IDC, amounted to $7,417,863 as of September 30, 2025 and total amounts payable to IDC of $2,091,035 as of December 31, 2024, and are included in “due from related parties” and “due to related parties”, respectively, on the accompanying condensed consolidated balance sheets. There are no formalized repayment terms.
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
Intangible Assets
The Company’s identifiable intangible assets as of September 30, 2025 and December 31, 2024 consisted of customer relationships and tradenames and were initially recognized as a result of the Transaction and represent definite lived intangible assets. The Company does not currently have any indefinite lived intangible assets. Intangible assets are amortized using the straight-line method over their estimated useful lives.

In accordance with the accounting standard for the impairment or disposal of long-lived assets under ASC 360, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable (i.e., information indicates that an impairment might exist).
For long-lived assets to be held and used, the Company recognizes an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. For the nine months ended September 30, 2025 and the year ended December 31, 2024 no impairments were recognized on our intangible assets.
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
The Company assesses, on a quarterly basis, the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. The assessment considers all available positive or negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.
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
Prior to the Merger, we were a private company and had limited accounting and financial reporting personnel with which to address our internal controls and related procedures. Our management concluded that as of September 30, 2025, our internal control over financial reporting was not effective, and that material weaknesses existed in the areas of accounting for complex financial transactions or non-routine transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We currently consult with third-party experts to overcome this weakness. Additionally, we had a material weakness related to segregation of duties in finance and accounting. Due to our limited accounting and financial reporting personnel, we have ineffective controls over the period end financial disclosure and reporting process.
We are in the process of negotiating with a third party to assess and implement measures designed to improve our internal control over financial reporting to remediate the material weaknesses and have plans to start implementing them by the end of 2025 or early 2026. For example, we plan to design and implement improved processes and internal controls, including ongoing senior management review and Audit Committee oversight. Additionally, we plan to further develop and implement formal policies, processes and documentation procedures relating to our financial reporting, including the oversight of third-party service providers. Our actions are subject to ongoing executive management review and will also be subject to Audit Committee oversight.
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
Rosanna Vargas v. DHL Express (USA), Inc. et. al., Case No. L-4352-19
On October 30, 2019, Rosanna Vargas filed a complaint in the Superior Court of New Jersey at Camden County against Lyneer and various defendants, including Lyneer’s client, alleging severe personal injury sustained at work. The case is now closed as to all parties. As a result of the matter, Lyneer’s client sought indemnification from Lyneer pursuant to an indemnification demand issued to Lyneer on June 10, 2022. Accordingly, Lyneer agreed to pay approximately $1,030,000 over 36 months, beginning in July 2023, to settle the claim. As of September 30, 2025, the Company owes $328,572 and has accured this full amount, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets”.
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
Aguilar, et al v Lyneer Staffing Solutions, et al Docket No. MID-L-3595-21 (Middlesex County Superior Court NJ)
On June 16, 2021, a complaint was filed in the Superior Court of New Jersey Law Division, Middlesex County. The complaint alleges a former minor employee (who obtained employment by providing false information) was injured on October 15, 2020, at the Co-Defendant’s worksite. A settlement conference was held on August 28, 2024, but was unsuccessful. The Company’s liability insurance carrier and the Company's worker's compensation insurance carrier and the liability insurance carrier for the client held a settlement conference on April 14, 2025, but was unsuccessful. The trial commenced April 28, 2025 and a settlement was reached on May 2, 2025 for a total value of $3,050,000, $2,800,000 in cash and $250,000 by virtue of a lien release, of which the Company is responsible for $200,000, with the insurance carriers collectively responsible for the remainder. The final Settlement Agreement is still being negotiated. The Company has accrued the full amount of the $200,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
Theresa Alvarez and Mirna Reyes vs. Liquid Graphics, Inc., Lyneer Staffing Solutions, LLC, Liz Long, et. al, Case No 30-2021-01225386-CU-WT-CJC, Superior Court for the State of California, County of Orange
On October 8, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Orange County, by Mirna Reyes and Teresa Alvarez as class representatives. The Complaint was filed against the Company as well as the Company’s client. The matter settled for $750,000, $650,000 of which is to be paid by the Company, and the remaining $100,000 is to be paid by the client. The settlement agreement was signed November 16, 2023 and has been finalized and executed. The Company has accrued for the $650,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets. The full settlement amount of $671,858, which includes employment taxes, was paid on October 23, 2025, and Lyneer’s portion of the settlement has now been paid in full.

Maria I. Flores vs. Lyneer Staffing Solutions, LLC, Case No CIVSB2317672, Superior Court of the State of California for the County of San Bernardino
On August 1, 2023, a class action wage and hour PAGA complaint was filed in the Superior Court of California, County of San Bernardino, by Maria Reyes as class representative. The matter settled at a mandatory settlement conference held on October 10, 2025, for $925,000, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets. The settlement funds will be due from the Company within 90 days after final approval of the settlement, but in no event less than six months from October 10, 2025. The settlement agreement is still being prepared/negotiated.

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
Risks Related to Lyneer’s Business
While Lyneer’s historical financial statements report net losses primarily as a result of its accounting for its acquisition by IDC in August 2021 and in 2024 for transaction costs in connection with the Merger, there can be no assurance of profitability in the future.
Atlantic has reported net losses of $32,282,698 and $66,828,192 for the nine-month periods ended September 30, 2025 and September 30, 2024, respectively, and net losses of $135,479,890 and $15,252,020 for the years ended December 31, 2024 and 2023, respectively. The consolidated financial statements of Lyneer since August 31, 2021 reflect the post-acquisition activity of Lyneer since its acquisition by IDC. The loss for the nine-months ended September 30, 2025, resulted primarily from selling, general and administrative costs of $58,158,706 due primarily to stock compensation expense and payroll expenses. There can be no assurance that Lyneer will operate profitably in the future.
Lyneer has a significant amount of debt obligations and its failure to restructure or pay such obligations when due could have a material adverse impact on Lyneer’s financial condition and long-term viability.
In addition to the Merger Note to IDC, in the principal amount of $35 million, issued at the closing of the Merger, Lyneer’s existing debt obligations currently include all of the debt obligations of IDC as a co-borrower as all of the loan arrangements entered into by Lyneer and IDC provide that such parties are jointly and severally liable for the full amount of the indebtedness. While Lyneer is legally jointly and severally liable for IDC’s debt obligations, as of the date of the Merger, the Company deconsolidated its joint and several debt obligations as it is reasonably probable that IDC has the ability to repay their portion. At September 30, 2025, such indebtedness totaled approximately $70,373,516. The joint indebtedness of Lyneer and IDC is made up of a term note for the shortfall from the restructuring of the previous revolving credit facility, a term loan from their senior lenders and promissory notes that are payable to the two prior owners of Lyneer, w ho are officers of Lyneer. Until such obligations are either repaid in full or restructured by the lenders to release Lyneer as an obligor on such indebtedness, if IDC cannot, or does not, repay any portion of the debt owed by IDC, Lyneer could be responsible for repaying all of the outstanding obligations and Lyneer’s current operations are not expected to be sufficient to make all of the necessary payments. Pursuant to an Allocation Agreement dated as of December 31, 2023, IDC agreed with Lyneer to assume responsibility for all payments under the term loan and the promissory notes payable to the two prior owners of Lyneer (the “Assumed Debt”). However, until such time as Lyneer’s joint and several debt obligations are restructured, the agreement of IDC to assume the joint indebtedness is being given effect solely for accounting purposes, although Lyneer will remain legally a joint and several obligor on such indebtedness and will be obligated to pay such indebtedness if IDC does not do so.
In addition, under the Allocation Agreement, IDC and Prateek Gattani, IDC’s Chief Executive Officer and then our then Chairman of the Board, have agreed for IDC to work with Lyneer to implement a plan to refinance or otherwise satisfy the Assumed Debt for which Lyneer is currently jointly and severally liable with IDC so that Lyneer will be obligated for only its portion under the facility. Lyneer has entered into a new revolving credit facility that will be supportable by Lyneer’s stand-alone borrowing base. The new credit facility provides credit availability to Lyneer of up to $70,000,000 and will replace Lyneer’s remaining obligations under the existing revolving credit facility.

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
As described in the previous risk factor, notwithstanding the deconsolidation of debt for accounting purposes, Lyneer remains legally jointly and severally liable as a co-borrower with IDC on all loan arrangements for which they are now jointly liable until such time as such loan arrangements are paid in full. The assets of Lyneer have been pledged to the new lender under the new ABL credit facility and, in connection with the closing of the Merger, were pledged to the lender under the term loan our equity interests in Lyneer, our sole operating subsidiary, as collateral for the repayment of such loan. In the event Lyneer or IDC is unable to repay their joint and several indebtedness, or there occurs any other event of default under the revolving credit facility or the term loan, including, but not limited to, completion of an Initial Capital Raise (as defined), the lenders under the revolving credit facility and the term loan will be able to foreclose upon the equity and assets of Lyneer, which could result in a loss of your investment. Notwithstanding the fact that IDC and Prateek Gattani agreed to repay the joint and several indebtedness under the Allocation Agreement, IDC has been unable to repay such indebtedness and Lyneer may be required to make such payments. In such event, IDC would then be required to repay Lyneer for the amounts paid on IDC’s behalf. The failure of IDC to repay the joint and several indebtedness would be expected to have a material adverse impact on Lyneer’s financial condition and its long-term viability and the market price of our common stock and there is no guarantee that the lenders will continue to work with the Company amicably.
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
Lyneer has one client that represented approximately 9% and 14% of Lyneer’s revenues for the nine months ended September 30, 2025 and September 30, 2024, respectively. No other customer accounted for more than 10% of Lyneer’s revenues in either period. The client’s contract with Lyneer consists of a master service agreement (“MSA”) for temporary employee services with various customer locations entering into separate service annexes. None of the revenues from a specific location exceeded 5% of the aggregate revenue associated with the client. The current term of the MSA expires in January 2026 and automatically renews for one-year subsequent terms. However, the client may terminate the agreement for convenience at any time, subject to any accrued payment obligations. If this client were to terminate its relationship with Lyneer, Lyneer would face a material decrease in revenues if it is unable to replace the client’s lost revenues. This, in turn, would be expected to have a material adverse effect on Lyneer’s business and financial condition.
IDC, our principal stockholder, defaulted on the joint and several debt obligations of IDC and our Lyneer subsidiary which will resulted in a change of control of our company.
Our principal stockholder, IDC owned approximately 46% of our issued and outstanding common stock. In order to secure the current joint and several debt obligations of IDC and Lyneer until such time as such indebtedness can be restructured or repaid, we pledged to the lender under the Term Note our equity ownership of Lyneer and IDC pledged to such lender its equity ownership in our Company. As set forth below, the lender under the original ABL Revolver foreclosed on IDC’s equity ownership of our Company. Any sales by the lender of IDC’s common stock of our Company, may have an adverse effect on the market price of our common stock resulting in a diminution in the value of disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Reorganization dated as of June 4, 2024 (1)
2.2	Amendment No. 1 to Amended and Restated Agreement and Plan of Reorganization dated as of June 12, 2024 (2)
2.3	Certificate of Merger of Atlantic Merger LLC with and into Lyneer Investments LLC (3)
2.4	Certificate of Merger of SeqLL Merger LLC with and into Lyneer Investments LLC (3)
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of SeqLL Inc. (2)
3.2	Amended and restated By-Laws (4)
*31.1	Rule 13a-14(1) Certification of the Chief Executive Officer
*31.2	Rule 13a-14(1) Certification of the Chief Financial Officer
*32.1	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 9006 of the Sarbanes-Oxley Act of 2002
*32.2	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 9006 of the Sarbanes-Oxley Act of 2002
*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Date File - the cover page XBRL tags are embedded within the Inline XBRL document
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
(1)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on June 6, 2024.
(2)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on June 18, 2024.
(3)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on June 25, 2024.
(4)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on October 31, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic International Corp.

Date:	November 14, 2025	By:	/s/ Jeffrey Jagid
Jeffrey Jagid
Chief Executive Officer and Director