Form 10-K
period 2025-12-31
ATLANTIC INTERNATIONAL CORP.
filed 2026-04-15
CIK 1605888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from_______ to _______
Commission file number 001-40760
__________________________________________________
ATLANTIC INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)
__________________________________________________

Delaware	46-5319744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

270 Sylvan Avenue, Suite 2230

Englewood Cliffs NJ	07632
(Address of principal executive offices)	(Zip Code)
(201) 899-4470
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	ATLN	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 10, 2026, 79,358,271 shares of the common stock, $0.00001 par value, of the registrant were outstanding.
State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of June 30, 2025, 58,764,690 shares of common stock, $0.00001 par value, of the registrant were outstanding and 48,373,376 shares were held by non-affiliates with a market value of $98,197,953, at $2.03 per share.

EXPLANATORY NOTE
On June 18, 2024, Atlantic International Corp (f/k/a SeqLL, Inc., the “Company”) completed its previously announced merger transaction and reorganization with SeqLL Merger LLC, a Delaware corporation (“SeqLL LLC”), Atlantic Acquisition Corp., a Delaware corporation (“Atlantic”), Atlantic Merger LLC, a Delaware limited liability company and a majority-owned subsidiary of Atlantic (“Atlantic Merger LLC”), Lyneer Investments LLC, a Delaware limited liability company (“Lyneer”) and IDC Technologies, Inc., a California Corporation (“IDC”) in accordance with the terms of the Agreement and Plan of Merger, dated as of May 29, 2023 and subsequently amended on June 23, 2023, October 5, 2023, October 17, 2023, November 3, 2023, January 16, 2024, March 7, 2024, April 15, 2024, June 4, 2024 and June 12, 2024 (the “Merger Agreement”) pursuant to which (i) Atlantic Merger LLC was merged with and into Lyneer with Lyneer continuing as the surviving entity and as an approximately 41.7%-owned subsidiary of Atlantic, and an approximately 58.3%-owned subsidiary of IDC, and (ii) SeqLL LLC was subsequently merged with and into Lyneer, with Lyneer continuing as the surviving entity as a wholly-owned subsidiary of the Company.
Pursuant to the terms of the Merger, the Company changed its corporate name from SeqLL Inc. to Atlantic International Corp. and its trading symbol to ATLN.
On August 30, 2023, SeqLL Inc effected a one-for-40 reverse stock split of their common stock.
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
ii

PART I
Item 1. Business
Overview
On June 18, 2024, Atlantic International Corp (“Atlantic” or the “Company”) completed the acquisition (the “Merger”) of Lyneer Investments LLC and its operating subsidiaries, including Lyneer Staffing Solutions, LLC (collectively, “Lyneer”) and its business operations, which became the principal business operations of our Company. Pursuant to the terms of the Merger, the Company changed its name from SeqLL Inc., to Atlantic International Corp, and its trading symbol to ATLN. Atlantic is a leading provider of strategic staffing and workforce solutions. Through its subsidiary, Lyneer delivers comprehensive staffing services across food production, manufacturing, and logistics sectors nationwide. With the addition of Circle8 Group (“Circle8”) on January 23, 2026, Atlantic extended its capabilities into specialized high-growth IT and technology staffing capabilities across Europe, complementing Atlantic’s North American industrial staffing operations. Circle8 is a European IT-technology talent and consulting enablement platform that provides specialized workforce solutions to enterprises, technology companies, financial institutions, and public-sector organizations. Circle8 focuses on sourcing, deploying, and managing highly skilled professionals in information technology and related digital disciplines. Circle8 is one of the fastest-growing IT and technology staffing companies, operating across Europe through a portfolio of specialized brands. Circle8 manages over 16,000 technology professionals and specializes in software development, data analytics cybersecurity, project management, and emerging technologies. Circle8 is founder-led and will continue to be led by Mr. Guus Franke who joined Atlantic’s Board of Directors as Executive Chairman.
The management team of Atlantic has over 200 combined years of specific corporate management and investment banking experience. Atlantic’s management has developed long-standing relationships in the staffing industry as well as the institutional investment arena to raise capital for publicly-listed entities to expand.
Our corporate headquarters are located at 270 Sylvan Avenue, Suite 2230, Englewood Cliffs, New Jersey 07632. Our main telephone number at that address is (201) 899-4470, and our website address is www.atlantic-international.com.
Business Model and Acquisition Strategy
Atlantic is a high-growth U.S.-based outsourced services and workforce solutions company with management who have more than a 28-year operating record. Based on their knowledge of the industry, and through its mergers and acquisitions strategy, Atlantic is building a global staffing organization that redefines the way companies grow professional teams. Our mission is to leverage new technologies and business partnerships to create streamlined hiring processes that resolve the challenges of modern-day employment economics.
Atlantic’s corporate acquisition strategy is designed to assist its client companies in the transformation of stagnation into growth to achieve sustainable results through their most important asset: people. Atlantic’s goal is to create a business designed to deliver to its clients targeted industry talent at speed and scale while also growing the pool of in-demand talent for this same constituency. Atlantic’s recruiters will provide specific and data-driven guidance, development, training, and access to jobs. It believes this approach is particularly applicable in several growth sectors, including legal and financial services, technology, and healthcare. The current climate of industry fragmentation and overall economic uncertainty create a moment that Atlantic believes is ripe for strategic consolidation. Atlantic plans to integrate companies and maximize synergies and economics to improve sales and lower operating costs, while, at the same time, continuing to focus and expand on its acquisition strategy of high-margin profitable outsourced services and workforce solution providers.
Atlantic’s acquisition of Circle8 demonstrated its strategic rationale, as follows:
•Diversification of revenue and end markets, balancing industrial staffing with higher-margin, higher-growth IT and technology talent solutions;
•Expanded multinational customer coverage, enabling cross-regional workforce support for global enterprises;
•Enhanced scale and operating leverage, supporting long-term margin expansion and cash flow generation;
•Increased revenue visibility, driven by long-term government contracts and blue-chip enterprise customers; and
•Platform for disciplined future growth, leveraging Circle8's completed acquisition phase and transition to operational excellence.
Lyneer Staffing Solutions Operations

Lyneer, through its operating subsidiaries, primarily Lyneer Staffing Solutions, is a national strategic staffing firm servicing the commercial, professional, finance, direct placement, and managed service provider verticals. The firm was formed under the principles of honesty and integrity, and with the view of becoming the preferred outside employer of choice. Since its formation Lyneer has grown from a regional operation to a national staffing firm with offices and geographic reach across the United States.
Lyneer’s management believes, based on their knowledge of the industry, that Lyneer is one of the prominent and leading staffing firms in the ever-evolving staffing industry. Lyneer, headquartered in Lawrenceville, New Jersey, has over 100 total locations and approximately 300 internal employees. Its management also believes that Lyneer is an industry leader in permanent, temporary and temp-to-perm placement services in a wide variety of areas, including, but not limited to, accounting & finance, administrative & clerical, hospitality, IT, legal, light industrial and medical fields. Its deep expertise and extensive experience have helped world class companies revolutionize their operations, resulting in greater efficiency and streamlined processes. Its comprehensive suite of solutions covers all aspects of workforce management, from recruitment and hiring to time and attendance tracking, scheduling, performance management, and predictive analytics. Lyneer takes a personalized approach to each client, working closely with them to understand their unique needs and develop a tailored roadmap for success. In addition, Lyneer offers a comprehensive range of recruiting services, including temporary and permanent staffing, within the light industrial, administrative, and financial sectors. Its services are designed to meet each client’s needs, including payroll services and vendor management services/managed service provider solutions. Its extensive network of offices and onsite operations provide local support for its clients, while its national presence gives Lyneer the resources to tackle even the most complex staffing needs. With a focus on integrity, transparency and customer service and a commitment to results over a 28-year period, management believes Lyneer has earned a reputation as one of the premier workforce solutions partners in the United States.

National Presence
Nationwide Support

Lyneer office and/or onsite
Lyneer staffs remotely
Lyneer does not staff

Lyneer By the Numbers:

Employees Annually	Clients	Experience
60,000+	1,200+ (and growing)	28+ years of industry experience
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
Lyneer Service Offerings
Lyneer’s client contracts can be highly customized and generally provide for hiring, administration and benefit services. The contracts are typically for a term of one to two years and are automatically renewable; however, the client may terminate the agreement for convenience at any time, subject to any accrued payment obligations. The contracts also typically provide the candidate attributes necessary for a successful candidate. Lyneer’s client contracts generally include standard payment terms that are acceptable in each of the states and cities in which Lyneer operates. The payment terms vary by the type and location of Lyneer’s clients and the services offered. While all customers are invoiced weekly and payment terms vary, the majority of Lyneer’s customers have payment terms of 30 days; however, the Company may extend to 150 days from the invoice date. Customers are assessed for credit worthiness at the commencement of an engagement through a credit review, which is considered in establishing credit terms for individual customers. Revenues that have been recognized but not invoiced for temporary staffing customers are included in “unbilled accounts receivable” on Lyneer’s consolidated balance sheets and represent a contract asset under Accounting Standards Codification (“ASC”) Topic 606 — Revenue From Contracts with Customers (“ASC 606”). Terms of collection vary based on the customer; however, payment generally is due within 30 days.
Temporary Placement
This model offers staffing services in its most basic form while providing Lyneer’s clients with the in-depth knowledge Lyneer brings to the process and its deep breadth of candidates. These engagements are usually definitive in time and generally do not exceed a year in engagement.
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
Market Conditions and Opportunity
Start-up costs for an outsourced services and workforce solutions company are very low as costs associated with facilities and work locations are with the clients. Individual offices can be profitable, but consolidation is driven mainly by the opportunity for large agencies to develop national relationships with big customers. Some agencies expand by starting new offices in promising markets, but most prefer to buy existing independent offices with proven staff and an existing customer roster.
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
Circle8 Group Operations
Circle8 Group B.V. (“Circle8”) is a company formed in 1987, under the laws of the Netherlands. Until its acquisition by Atlantic on January 23, 2026, Circle8 was owned by Axiom Partners GmbH (“Axiom”), which, in turn, is 100% owned by Mr. Guus Franke. Mr. Franke became Executive Chairman of the Board upon the completion of the Acquisition (described below).
Circle8’s specialized workplace solutions support organizations that require specialized technology capabilities to design, build, operate, and secure digital systems and digital infrastructure. Circle8 operates through a portfolio of operating companies and brands that provide staffing, recruitment, and consulting-related services focused primarily on technology professionals.
Circle8 delivers services through a range of workforce solutions, including temporary staffing, contract staffing, payrolling services, permanent placement, consulting enablement, and managed workforce programs. Circle8’s clients include both private-sector enterprises and public-sector institutions that rely on specialized technology talent to support digital transformation initiatives and the ongoing operation of mission-critical IT systems. Circle8 generates the substantial majority of its revenue from the placement of technology professionals on temporary and contract assignments, where it bills clients based on hourly or daily rates for services performed.
Services
Circle8 provides workforce solutions and consulting enablement services focused on technology professionals on temporary and contract assignments. These services provide clients with flexible access to specialized technical expertise. These professionals support client organizations in areas such as software development, cybersecurity operations, cloud infrastructure implementation, enterprise system integration, and data engineering.
Assignments may range from short-term capacity support to multi-year technology transformation programs. Professionals may be engaged either as employees of Circle8 or as independent contractors depending on local regulatory requirements and market practices. Revenue from these services is generally generated through hourly or daily bill rates charged to clients for services performed by professionals placed with those clients.
Circle8 provides payrolling services in which professionals identified or recruited by the client are formally employed by Circle8. In this model, Circle8 acts as the legal employer responsible for payroll administration, tax withholding, statutory contributions, and compliance with local labor regulations. The professional performs services directly for the client while Circle8 charges the client a service fee in addition to salary and employment costs.
Circle8 provides recruitment services to clients seeking to hire technology professionals into permanent positions. Circle8 identifies and evaluates candidates on behalf of the client and earns placement fees upon successful hiring. Circle8 supports complex technology transformation initiatives by providing teams of specialized professionals who assist clients in the execution of large-scale IT programs. These engagements may include project managers, cybersecurity specialists, solution architects, cloud engineers, and data professionals.
Circle8 participates in structured workforce programs and procurement frameworks that allow enterprise and public-sector clients to access specialized technology talent through vendor management systems and framework agreements.
Circle8 derives the majority of its revenue from time-based billing arrangements associated with temporary and contract staffing services. Under these arrangements, Circle8 bills clients based on hourly or daily rates for the services performed by technology professionals. In payrolling arrangements, Circle8 invoices clients for the cost of wages, statutory employment charges, and an additional service margin. Permanent placement revenue is typically recognized upon successful placement of a candidate with a client.
Markets and Clients
Lyneer has one client that represented approximately 16% of Lyneer’s 2024 revenues. The client’s contract with Lyneer consists of a master service agreement (“MSA”) for temporary employee services with various customer locations entering into separate service annexes. None of these locations has exceeded 5% of the revenue associated with the client. The current term of the MSA expires in January 2027 and automatically renews for one-year subsequent terms. However, the client may terminate the agreement for convenience at any time, subject to any accrued payment obligations.
Lyneer’s workforce solutions business is generally more active in the first and fourth quarters of a calendar year when certain professional services are in greater demand. Lyneer conducts business under various federal, state, and local government contracts. One customer comprises 8% of total services revenues in 2025, but that customer has several contracts within federal, state and local governments and no one such contract represented more than 5.0% percent of its total service revenues in 2025.
Circle8 serves clients across industries that rely on advanced technology capabilities, including:

•financial services
•technology and telecommunications
•government and public sector
•healthcare and life sciences
•energy and infrastructure
•consumer and industrial sectors
A significant portion of Circle8’s services support digital transformation initiatives, cybersecurity operations, and modernization of enterprise technology platforms. Circle8 provides services to both private-sector organizations and public-sector institutions through procurement frameworks and technology service agreements. Circle8 has two clients that represented approximately 12.5% and 10.2% of Circle8’s revenues in 2025 and one client that represented approximately 10.9% of Circle 8’s revenues in 2024. The contract with these clients expires on November 30, 2027, and February 14, 2028.
Competition
Lyneer competes in the employment services industry by offering a broad range of services, including permanent, temporary and contract recruitment, project-based workforce solutions, assessment and selection, training, career and talent management, managed service solutions, outsourcing, consulting and professional services. Lyneer’s industry is large and fragmented, comprised of tens of thousands of firms employing millions of people and generating billions of dollars in annual revenues. In most areas, no single company has a dominant share of the employment services market. The largest publicly owned companies specializing in recruitment services are The Adecco Group and Randstad. Lyneer also competes against a variety of regional or specialized companies such as Allegis Group, Kelly Services, Manpower, Robert Half, Kforce, PageGroup, Korn/Ferry International and Alexander Mann. It is a highly competitive industry, reflecting several trends in the global marketplace such as the increasing demand for skilled people, employers’ desire for more flexible working models and consolidation among clients and in the employment services industry itself.
The workforce solutions market is highly competitive and fragmented. Circle8 competes with:
•global staffing firms
•regional recruitment companies
•specialized technology consulting firms
•boutique technology staffing providers
Competition is based on factors such as access to qualified professionals, speed of delivery, industry expertise, reputation, client relationships, and pricing. Circle8 believes its specialization in technology talent and its network of operating companies provide competitive advantages in identifying and deploying scarce technical expertise. Circle8’s global competitors include The Adecco Group and Randstad. In addition, Circle 8 competes with specialized staffing and workforce solutions firms such as Robert Walters, SThree, HeadFirst Group, PRO Unlimited, and K2 Partnering Solutions.
Government Regulations
Lyneer’s operations are subject to regulations by various federal, state, local and independent governing bodies, including, but not limited to, (a) licensing and registration requirements and (b) regulation of the employer/employee relationship, such as worker classification regulations (e.g., exempt/non-exempt classifications), wage and hour regulations, tax withholding and reporting, immigration regulations, social security and other retirement, anti-discrimination, and employee benefits and workers’ compensation regulations. Lyneer’s operations could be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll and benefits, tax and accounting, employment, worker classification and data privacy. Due to the complex regulatory environment that Lyneer operates in, Lyneer remains focused on compliance with governmental and professional organizations’ regulations. For more discussion of the potential impact that the regulatory environment could have on its financial results, refer to Item 1A — Risk Factors below for further information.
Circle8 operates in multiple jurisdictions and is subject to labor, employment, tax, and regulatory requirements governing staffing and recruitment activities. These regulations may include rules related to worker classification, contractor engagement, payroll administration, tax withholding, and social security contributions. Circle8 maintains internal compliance procedures designed to ensure adherence to applicable laws and regulations in the jurisdictions in which it operates.
Seasonality
Demand for staffing services may fluctuate based on economic conditions, client budgeting cycles, and project timing. However, Lyneer and Circle8 have historically experienced relatively stable demand due to the ongoing need for specialized technology expertise across industries.
Trademarks
Lyneer and Circle8 maintain a number of registered trademarks, trade names and service marks in the United States and Europe, respectively. Lyneer believes that many of these marks and trade names, including Lyneer Staffing Solutions, Lyneer and Lyneer International have significant value and are materially important to its business. In addition, Lyneer maintains other intangible property rights.
Circle8 believes that its trademark and trade names, including Swisslinx and Seven Stars have significant value and are materially important to its business.
Employees
Lyneer had approximately 300 full-time internal staff as of December 31, 2025. In addition, Lyneer placed approximately 60,000 engagement professionals and workers (which includes full time engagement professionals) on assignments with clients during 2025. The substantial majority of engagement professionals placed on assignment by Lyneer are Lyneer’s temporary employees while they are working on assignments. With respect to engagement professionals, Lyneer pays the related costs of employment, such as workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits. None of Lyneer’s employees is subject to a collective bargaining agreement or an employment agreement other than senior management or as required by applicable law. As described under Item 11 — Executive Compensation — Employment and Board Service Agreements with Guus Franke, certain executives and key employees have executed employment and board service agreements with the Company.
As of December 31, 2025, Circle8 provided access to approximately 16,000 professionals deployed across its client network. These professionals possess specialized expertise in areas including software development, cloud computing, cybersecurity, data engineering, enterprise architecture, and IT infrastructure management.Circle8’s recruitment capabilities are focused on identifying scarce technology expertise and deploying professionals rapidly into client environments where specialized technical capabilities are required. As a workforce solutions provider, Circle8’s ability to attract, retain, and deploy highly skilled technology professionals is critical to its business model. Circle8 employs recruitment specialists and operational personnel across its operating companies and maintains relationships with a large network of independent professionals. Circle8 focuses on building long-term relationships with technology professionals and providing opportunities to work on complex digital transformation programs across a range of industries.
Circle8 primarily operates in Europe, with significant operations in the Netherlands, Belgium, Luxembourg, Switzerland, and Germany, as well as activities in other European markets. Circle8 supports multinational clients operating across multiple jurisdictions and regularly deploys professionals in cross-border assignments within Europe.
Circle8 Acquisition Agreement
On January 23, 2026, (the “Circle8 Closing Date”), Atlantic International Corp. (“Atlantic” or the “Company”), completed the acquisition (the “Acquisition”) of Circle8 Group B.V. (“Circle8”), a company organized under the laws of the Netherlands, pursuant to the terms of the Acquisition Agreement, dated January 22, 2026 (the “Acquisition Agreement”), by and among the Company, Axiom Partners GmbH (“Axiom”) and Circle8. Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to such terms in the Acquisition Agreement, a copy of which has been filed with the SEC on Form 8-K filed on January 28, 2026. Atlantic acquired 100% of the equity of Circle8 from Axiom. Atlantic will be the accounting acquirer for this transaction. The acquisition will be accounted for as a business combination using the acquisition method of accounting under ASC 805. The accounting impact of the Acquisition and the results of operations for Circle8 will be included in our consolidated financial statements beginning in the first quarter of 2026. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed has not been completed at this time. The measurement period for purchase price allocation will end no later than twelve months after the acquisition date.
The aggregate consideration delivered to Axiom (the “Purchase Price”) for the Circle8 equity was delivered as follows:

(a) Atlantic issued to Guus Franke (or his assignees) 12,516,070 shares of common stock (an acquisition date fair value of $48.3 million based on the Company’s closing share price of $3.86 as of January 23. 2026), par value $0.00001 per share (“Common Stock”) equal to 19.99% of the issued and outstanding shares of Common Stock as of 12:01 a.m. on the Circle8 Closing Date (the “Initial Share Consideration”) in compliance with Nasdaq Listing Rule 5635; and
(b) Atlantic issued a convertible promissory note (the “Convertible Note”) to Axiom in the principal amount of $161,961,751.20 convertible into an aggregate of 53,291,744 shares of Common Stock equal to (i) 65,807,814 shares of Common Stock on a Fully Diluted Basis minus (ii) the 19.99% shares (12,516,070) of Common Stock issued to Mr. Franke as Initial Share Consideration (the “Convertible Note Consideration”). The 53,291,744 shares of Common Stock is equal to (i) 65,807,814 shares of Common Stock on a Fully Diluted Basis minus (ii) the 19.99% shares (12,516,070) of Common Stock issued to Mr. Franke as Initial Share Consideration (the “Convertible Note Consideration”). The Convertible Note will automatically convert into common shares of the Company upon the approval of the issuance of the shares by the shareholders of the Company.
(c)Additionally, Axiom shall be entitled to an additional bonus (an earnout) of US $2.5 million based on revenue metrics. In addition to the Purchase Price, Atlantic shall pay to Axiom a one-time Profit Payment equal to the net profit of Circle8 Group Financial Statements for the year ended December 31, 2025. The Profit Payment shall be paid the earlier of: (i) when there is sufficient funds for Atlantic to pay as determined in good faith by Axiom and Atlantic or (ii) three years from the Circle8 Closing Date.
(d)Atlantic settled certain seller-side acquisition-related costs on behalf of Axiom through the issuance of 4,000,000 shares of Atlantic Common Stock, valued at $15.4 million based on Atlantic's closing stock price of $3.86 per share on the acquisition date, to Axiom's financial advisor.
In addition, in the event there is a forced conversion of the Convertible Promissory Note issued on June 18, 2024, as amended, to IDC Technologies, Inc. (“IDC”) (as assigned), Atlantic shall increase the number of shares issued to Mr. Franke (or his assignees) as necessary, so that Mr. Franke shall receive the Convertible Note Consideration taking into account any shares issued under the Convertible Promissory Note as if the shares were issued prior to the Circle8 Closing Date upon the same formula used to determine the Convertible Note Consideration .
The Acquisition Agreement provides that if Circle8 Group records revenue greater than €600 million for calendar year 2026, Axiom shall be entitled to an additional bonus (an earnout) of US $2.5 million. In addition to the Purchase Price, Atlantic shall pay to Axiom a one-time Profit Payment equal to the net profit of Circle8 Group Financial Statements for the year ended December 31, 2025. The Profit Payment shall be paid the earlier of: (i) when there is sufficient funds for Atlantic to pay as determined in good faith by Axiom and Atlantic or (ii) three years from the Circle8 Closing Date.
The Acquisition Agreement provides that the parties shall prepare and file with the Securities and Exchange Commission (the “SEC”) within five (5) Business Days of receipt of all required Circle8 Group Financial Statements, a proxy statement for the solicitation of proxies from Atlantic stockholders for the matters to be voted upon at the Atlantic Stockholders Special Meeting in connection with the conversion of the Convertible Note into Convertible Note Consideration in compliance with Nasdaq Listing Rule 5635 (the “Proxy Statement”). Atlantic has obtained duly executed voting and support agreements (the “Voting Agreements”) concurrently with the execution of the Acquisition Agreement, from members of Atlantic’s Management, directors and certain of its consultants (and assignees) pursuant to which they agreed to, among other things, vote (or cause to be voted) at the Atlantic Stockholders Special Meeting, all of their shares of Atlantic Common Stock in favor of (1) approval of the Convertible Note Consideration and any additional shares acquired; (2) the transactions contemplated by the Acquisition Agreement and any ancillary agreement, and (3) approval of any proposal to adjourn the Special Meeting to a later date. Such Voting Agreements represent a sufficient number of shares to obtain the required quorum for the Special Meeting.
After the signing of the Acquisition Agreement, Atlantic obtained duly executed Voting Agreements from stockholders representing (together with the stockholders who previously executed Voting Agreements) at least a majority of the issued and outstanding Common Stock as of the Circle8 Closing Date.
The Acquisition Agreement provides for a clawback in the amount equal to up to the lesser of (i) ten percent (10%) of the Conversion Shares, which may be zero, and (ii) three percent (3%) of the issued and outstanding shares of Atlantic Common Stock at the time of the adjustment during the 12 month period from the Circle 8 Closing Date, for a material Breach of certain representations or warranties made by Axiom or Circle8; a Breach of any representation or warranty made by Axiom or Circle8 regarding Circle8 in the Acquisition Agreement which would have a Material Adverse Effect upon the business or financial condition of Atlantic taken as a whole; a Breach of any covenant or obligation of Axiom or Circle8 in the Acquisition Agreement to be performed prior to Closing which would have a Material Adverse Effect upon the business or financial condition of Atlantic taken as a whole, a material Breach of any covenant or obligation of Axiom or Circle8 in the Acquisition Agreement or the Ancillary Documents to be performed at or after Closing, or an act of Fraud that has a Material Adverse Effect upon the business or financial condition of Atlantic taken as a whole and which is confirmed by a final unappealable judgment. Atlantic agreed to indemnify Axiom and Circle8 from any Damages based upon the same conditions stated above for Axiom and Circle8.
In connection to the Acquisition, Axiom will cause Atlantic to file with the SEC an initial registration statement on Form S-3 within ten (10) Business Days after the date on which Atlantic has received all required Circle8 Group Financial Statements concerning resale of all shares received under the Initial Shares Agreement; and a Second Tranche Registration Statement concerning the Conversion Shares or Contingent Share Consideration.
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
RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties, These risks include, but are not limited to the following:
Risks Related to Lyneer’s Business
•Lyneer has a significant amount of debt obligations and its failure to restructure or pay such obligations when due could have a material adverse impact on Lyneer’s financial condition and long-term viability. Furthermore, Lyneer had been in default under its principal credit facilities and outstanding promissory notes and any future defaults by Lyneer under its credit facilities could also have a material adverse impact on Lyneer’s financial condition and long-term viability.
•Lyneer operates in an intensely competitive and rapidly changing business environment, and there is a substantial risk that its services could become obsolete or uncompetitive.
•Lyneer is a party to debt instruments which contain covenants that could limit its financing options and liquidity position, which would limit its ability to grow its business. Lyneer’s failure to comply with the restrictions in these debt instruments could result in events of default, which, if not cured or waived, could result in Lyneer being required to repay these borrowings before their due date.
•Lyneer’s customers can terminate their agreements at any time, making Lyneer particularly vulnerable to a significant decrease in revenue within a short period of time that could be difficult to quickly replace.
•The Company and Lyneer are parties to litigation with their former lender that could force the Company to repay indebtedness to its former lender which would have a material adverse effect on the Company.
•The Company’s audited financial statements have been prepared with a going concern qualification.
Risks Related to Circle8’s Business
•As a staffing company, Circle8 is prone to cash flow imbalances. If it is unable to satisfy those needs from cash generated from its operations or borrowings under its debt instruments, upon mutual agreement we will be required to fund such shortfall.
•Circle8’s clients come from a variety of enterprises and their needs may change rapidly as their businesses and industries evolve.
•The worldwide employment services industry is highly competitive with limited barriers to entry into many markets, which could limit our ability to maintain or increase our market share or profitability.
•Circle8’s international operations subject us to numerous risks outside of our control, including risks arising from political unrest, military conflicts, natural disasters, severe weather conditions, and global health emergencies.

•Foreign currency fluctuations, changes in tax rates, adoption of new international tax legislation or tax audits that could result in additional income tax liabilities may have a material adverse effect on our operating results.
•New laws and government regulations, including labor and employment laws, privacy laws, antibribery and corruption laws may result in prohibition or restriction of certain types of employment services or the imposition of additional licensing or tax requirements which may negative affect our future earnings.
General Risks Affecting Our Combined Business
•We have been and may be exposed to employment-related claims and losses, including class action lawsuits that could have a material adverse effect on our business.
•Our growth strategy and our expansion and acquisition strategy may not be executed effectively. Following the acquisition of Circle8, we have not reached any definitive agreement with any acquisition targets, and we cannot assure you that we will consummate any future acquisition on favorable terms or at all.
•Cybersecurity risks may impact our business, and any improper disclosure or loss of sensitive or confidential company, employee, associate or customer data could damage our business operations and expose us to liability, which would cause our business and reputation to suffer.
•We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.
•Each of Atlantic and Circle8 have incurred significant costs in connection with the Acquisition. The Purchase Price under the Acquisition Agreement is not adjustable based on the market price of Atlantic Common Stock, so the Share Consolidation received by Axiom may have a greater or lesser value than at the time the Acquisition Agreement was signed.
Risks Related to Ownership of Our Common Stock
•The market price of our Common Stock may be highly volatile, and you could lose all or part of your investment.
•We may be subject to securities litigation, which is expensive and could divert our management’s attention.
•We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
•We do not anticipate paying any cash dividends on our common stock in the foreseeable future and, as a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
An investment in our securities involves risks and uncertainties. In addition to the other information in this Annual Report on Form 10-K, you should consider carefully the factors set forth below. We seek to identify, manage, and mitigate risks to our business, but risks and uncertainties are difficult to predict and many are outside of our control and therefore cannot be eliminated. You should be aware that it is not possible to predict or identify all of these factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. If known or unknown risks or uncertainties materialize, our business, results of operations, or financial condition could be adversely affected, potentially in a material way, which could adversely affect our business, results of operations, or financial condition.
Risks Related to Lyneer’s Business
While Lyneer’s historical financial statements report net losses primarily as a result of its accounting for its acquisition by IDC in August 2021 and in 2025 for transaction costs in connection with the Merger, there can be no assurance of profitability post-Merger.
Atlantic has reported a net loss of $59,430,919 for the year ended December 31, 2025 and net losses of $135,479,890 and $15,252,020 for the years ended December 31, 2024 and 2023, respectively. The consolidated financial statements of Lyneer since August 31, 2021 reflect the post-acquisition activity of Lyneer since its acquisition by IDC. The loss for the year ended December 31, 2025, resulted primarily from: (i) selling, general and administrative costs of $64,021,052 due primarily to higher stock compensation expense. There can be no assurance that Lyneer will operate profitably in the future.

Lyneer has a significant amount of debt obligations and its failure to restructure or pay such obligations when due could have a material adverse impact on Lyneer’s financial condition and long-term viability.
In addition to the Merger Note to IDC, in the principal amount of $35 million, issued at the closing of the Merger, Lyneer’s existing debt obligations currently include all of the debt obligations of IDC as a co-borrower as all of the loan arrangements entered into by Lyneer and IDC provide that such parties are jointly and severally liable for the full amount of the indebtedness. While Lyneer is legally jointly and severally liable for IDC’s debt obligations, as of the date of the Merger, the Company deconsolidated its joint and several debt obligations as it is reasonably probable that IDC has the ability to repay their portion. At December 31, 2025, such indebtedness totaled approximately $70,373,516. The joint indebtedness of Lyneer and IDC is made up of a $6 million term loan from the Company’s prior senior lender and promissory notes that are payable to the two prior owners of Lyneer. Currently, and until such obligations are either repaid in full or restructured by the lenders to release Lyneer as an obligor on such indebtedness, if IDC cannot, or does not, repay any portion of the debt owed by IDC, Lyneer could be responsible for repaying all of the outstanding obligations and Lyneer’s current operations may not be expected to be sufficient to make all of the necessary payments. Pursuant to an Allocation Agreement dated as of December 31, 2023, IDC agreed with Lyneer to assume responsibility for the $6 million term loan and the promissory notes payable to the two prior owners of Lyneer (the “Assumed Debt”). However, until such time as Lyneer’s joint and several debt obligations are restructured, the agreement of IDC to assume joint indebtedness is being given effect solely for accounting purposes, although Lyneer will remain a joint and several obligor on such indebtedness and will be obligated to pay such indebtedness if IDC does not do so.
Lyneer has been in default under its principal credit facilities and outstanding promissory notes and any future defaults by Lyneer under its credit facilities could have a material adverse impact on Lyneer’s financial condition and long-term viability.
Lyneer entered into several debt facilities under which it is jointly and severally liable for repayment with IDC. On April 29, 2025, Lyneer entered into a Loan and Security Agreement providing for a $70 million senior secured credit facility to replace the prior one which was joint and several with IDC. IDC and Lyneer entered into a term loan with the prior lender to address a $6 million shortfall. There can be no assurance that all conditions subsequent will be satisfied and that Lyneer will be able to comply with all of its obligations under such credit facilities. Any failure on the part of Lyneer to comply with its obligations under the credit facilities could result in a default which would be expected to have a material adverse impact on Lyneer’s financial condition and its long-term viability and there is no guarantee that the lenders will continue to work with Lyneer amicably. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company has sued its former lender for attempting to seize control of the Company’s Lyneer subsidiaries, and the outcome of such litigation cannot be determined at this time.
On April 2, 2026, Atlantic and its Lyneer subsidiaries commenced a lawsuit against SPP Credit Advisors, LLC (“SPP”), formerly a lender to the Company. The Company is seeking a preliminary injunction enjoining SPP from, among other things, attempting to interfere with the operations of its Lyneer subsidiaries. The lawsuit also seeks declaratory relief that SPP’s alleged outstanding indebtedness is satisfied. Atlantic further challenges the validity of SPP’s alleged declaration of certain loan defaults. The Company has alleged in its complaint, that SPP launched a coordinated, pre-planned attack to seize control of the Lyneer subsidiaries based on improper and inaccurate allegations of default, as set forth in the Default Notices sent to Atlantic by SPP, purporting to accelerate the alleged debt.
Later on April 2, 2026, Rick Arrowsmith, on behalf of SPP, and in response to the above-described lawsuit brought by the Company, commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company and its officers. The Complaint was subsequently amended on April 12, 2026 to include SPP as a direct Plaintiff. The Complaint seeks a declaration that Mr. Arrowsmith, SPP’s designee, is the sole Manager of the Lyneer subsidiaries vested with the authority to remove all officers of the Company. Pending a trial in that action, Mr. Arrowsmith seeks interim relief that would keep existing management in place, subject to certain control and oversight rights.
While the Company believes that the lender’s allegations are unfounded and the Company has meritorious claims and defenses to these claims, there has not yet been a hearing or decision entered in either action and there is a risk that the Company may not prevail, which would have a material adverse effect on the Company’s operations.
The Company’s auditors have issued a going concern report on the Company’s audited financial statements.
The Audited consolidated financial statements included in this Report have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit, recurring losses and expects future losses that raise substantial doubt about the Company’s ability to continue as a going concern. The Company concluded that there was substantial doubt primarily because the consolidated financial information with Circle8 is still being prepared and compiled, including an analysis of liabilities of Circle8 extinguished pursuant to the terms of the Acquisition Agreement.
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
We believe our cash on hand and cash generated from operations, will not be sufficient to pay the Merger Note and our other outstanding indebtedness in full when due and to fund our ongoing operations. As stated above, Lyneer has been in default under its principal credit facilities and outstanding promissory notes and any future defaults by Lyneer under its credit facilities could have a material adverse impact on Lyneer’s financial condition and long-term viability. We will be required to seek financing to pay or refinance our other outstanding indebtedness. As of the date of this Report, the dates for compliance have passed without being fulfilled. The respective lenders are working with Lyneer and have given no indication that they intend to default Lyneer; however, there can be no guarantee that the lenders will continue to work with Lyneer amicably.
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
Lyneer and certain of its subsidiaries may be named as defendants in lawsuits from time to time that could cause them to incur substantial liabilities. Lyneer and certain of its subsidiaries are currently defendants in several actual or asserted class and representative action lawsuits brought by or on behalf of their current and former employees alleging violations of federal and state law with respect to certain wage and hour related matters, among other claims. The various claims made in one or more of such lawsuits include, among other things, the misclassification of certain employees as exempt employees under applicable law, failure to comply with wage statement requirements, failure to compensate certain employees for time spent performing activities related to the interviewing process, and other related wage and hour violations. Such suits seek, as applicable, unspecified amounts for unpaid overtime compensation, penalties, and other damages, as well as attorneys’ fees. While all of Lyneer’s existing material litigation are subject to pending settlement approvals by the applicable courts, there can be no assurance that such settlements will be approved by the courts. As a result, it is not possible to predict the outcome of these lawsuits. Notwithstanding the proposed settlements, these lawsuits, and future lawsuits that may be brought against Lyneer or its subsidiaries, may consume substantial amounts of Lyneer’s financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the lawsuits. An unfavorable outcome with respect to these lawsuits and any future lawsuits or regulatory proceedings could, individually or in the aggregate, cause Lyneer to incur substantial liabilities or impact its operations in such a way that may have a material adverse effect upon Lyneer’s business, financial condition or results of operations. In addition, an unfavorable outcome in one or more of these cases could cause Lyneer to change its compensation plans for its employees, which could have a material adverse effect upon Lyneer’s business. See Item 3 — Business — Legal Proceedings.
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
Lyneer’s service revenue decreased by $6,731,084, or 1.5%, during the year ended December 31, 2025, as compared to the prior fiscal year. This decrease was predominately due to lower revenues from Lyneer’s temporary placement services business due primarily to a decrease in the revenues associated with our largest client. Permanent placement and other services increased $688,480 or 18.2% due to higher permanent job demand.
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
Lyneer has one client that represented approximately 16% of Lyneer’s 2024 revenues. No other customer accounted for more than 10% of Lyneer’s revenues in 2024. The client’s contract with Lyneer consists of a master service agreement (“MSA”) for temporary employee services with various customer locations entering into separate service annexes. None of the revenues from a specific location exceeded 5% of the aggregate revenue associated with the client. The current term of the MSA expires in January 2027 and automatically renews for one-year subsequent terms. However, the client may terminate the agreement for convenience at any time, subject to any accrued payment obligations. If this client were to terminate its relationship with Lyneer, Lyneer would face a material decrease in revenues if it is unable to replace the client’s lost revenues. This, in turn, would be expected to have a material adverse effect on Lyneer’s business and financial condition.
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
Risks Related to Circle8’s Business

Circle8 has significant working capital needs and if it is unable to satisfy those needs from cash generated from its operations or borrowings under its debt instruments, Atlantic shall be required to fund such shortfall.
Circle8 requires significant amounts of working capital to operate its business. It often has high receivables from its customers. As a staffing company, it is prone to cash flow imbalances because it has to fund payroll payments to temporary workers before receiving payments from clients for its services. Cash flow imbalances also occur because it must pay temporary workers even when it has not been paid by its customers. If Circle8 experiences a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, it may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on Circle8’s business. In particular, Circle8 uses working capital to pay expenses relating to its temporary workers and to satisfy its own employees’ compensation and borrowing related liabilities. As a result, Circle8 must maintain sufficient cash availability to pay temporary workers and fund related tax liabilities prior to receiving payment from customers.
In the past, Axiom provided Circle8 with funding when such shortfalls occurred. However, under the Acquisition Agreement, Atlantic is responsible for providing Circle8 with all funding, liquidity or similar payments in the ordinary course of business and as may be reasonably necessary or appropriate and as mutually agreed to by the parties.
In addition, our operating results tend to be unpredictable from quarter to quarter. Demand for our services is typically lower during traditional national vacation periods when customers and candidates are on vacation. No single quarter is predictive of results of future periods. Any extended period of time with low operating results or cash flow imbalances could have a material adverse effect on our business, financial condition and results of operations.
We derive working capital for our operations through cash generated by our operating activities, equity raises, and borrowings under our debt instruments. If our working capital needs increase in the future, we may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms. The amount we are entitled to borrow under our debt instruments is calculated monthly based on the aggregate value of certain eligible trade accounts receivable generated from our operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. The aggregate value of our eligible accounts receivable may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, which could reduce its ability to react to changes in the market or industry conditions.
Circle8 may lack the speed, agility, and resiliency to effectively operate our business and respond to the needs of its clients.
There is a risk Circle8 may not be able to respond with sufficient speed and agility to the needs of its diverse clients, which span all industries and whose needs may change rapidly as their businesses and industries evolve. The size and breadth of our organization, comprising over approximately 16,000 professionals deployed over approximately eight (8) offices in six (6) European countries, may make it difficult for the Company to effectively manage its resources, to maintain its corporate culture throughout the organization, to drive service improvements and to provide coordinated solutions to its clients who require Circle8’s services in multiple locations. For example, client demands for uniform service across borders may be difficult to satisfy because of variation in local laws and customs. Circle8 sees a trend in more multi-country and enterprise-level relationships, and it may have difficulty in profitably managing and delivering projects involving multiple countries. Also, Circle8’s size and organizational structure may make it difficult to develop and implement new processes and tools across the enterprise in a consistent manner. If Circle8 is not effective at anticipating or meeting the widely ranging needs of our current and prospective clients, or our competitors are more agile or effective at doing so, our business and financial results could be materially adversely affected.
Circle8’s ability to perform at speed, and to meet client expectations, may also be adversely affected by limitations in our own information systems and those of our third-party vendors. Circle8 is increasingly dependent on these systems, which are subject to damage or interruption from multiple causes, including power outages, facility damage, computer and telecommunications failures, vandalism, malware, hacking and other malicious acts, catastrophic events and human error. If its information systems are damaged, fail to work properly, or otherwise become unavailable, Circle8 may incur substantial costs to repair or replace them, and may experience reputational damage, loss of critical information, customer disruption, and interruptions or delays in its ability to perform essential functions and implement new and innovative services.
The worldwide employment services industry is highly competitive with limited barriers to entry in many markets, which could limit our ability to maintain or increase our market share or profitability.
The worldwide employment services industry is highly competitive with limited barriers to entry in many markets, and in recent years has undergone significant consolidation. Circle8 competes in markets throughout Europe with full-service and specialized employment services agencies. Several of its global competitors, including The Adecco Group and Randstad, have very substantial marketing and financial resources, and may be better positioned in certain markets. Circle8 also competes with specialized staffing and workplace solutions firms such as Robert Walters, SThree, HeadFirst Group, PRO Unlimited, and K2 Partnering Solutions. Portions of Circle8’s industry may become increasingly commoditized, with the result that competition in key areas could become more focused on pricing. Circle8 expects that it will continue to experience pressure on price from competitors and clients. There is a risk that Circle8 will not compete effectively, including on price, which could limit its ability to maintain or increase its market share and could materially adversely affect our financial results. This may worsen as clients increasingly take advantage of low-cost alternatives including using their own in-house resources rather than engaging a third party.
We have outsourced aspects of our business, which could result in disruption, increased costs, and reputational risk.
We have increasingly outsourced, and may further outsource, important processes of our business to third party vendors, which exposes us to other risks, including increased costs, supply chain interruptions, potential disruptions to our business operations, and reputational risk. For example, we rely on third parties to host, manage and secure certain aspects of our data center information and technology infrastructure, to develop and maintain new technology for attracting, onboarding, managing, and analyzing our workforce, and to provide important back-office support. We have increasingly centralized our vendor profile so that we are reliant on a small number of vendors for highly critical corporate and technology functions. While we believe these third-party vendors provide greater efficiency and expertise, our dependence on a small number of vendors increases the risk that our business will be adversely affected if our vendors are unable to provide these services consistent with our needs. Similarly, our business continuity and our margins could be adversely affected if we needed to replace one of our critical vendors for performance or economic reasons.
Our operations also depend significantly upon these vendors’ and our ability to protect our data and to ensure the availability of our servers, software applications and websites. Despite our and our third-party vendors’ implementation of security measures, our systems remain susceptible to system failures, computer viruses, natural disasters, unauthorized access, cyberattacks and other similar incidents, any of which could result in disruptions to our operations. Our vendors have experienced data losses in the past, and we can expect such data incidents will occur in the future. A successful breach of the security of our technology systems, or those of our vendors, could result in the theft of confidential, personally identifiable, or other sensitive data, including data about our employees and/or associates, or our human resources operations, any of which could damage our reputation in the market. If we are not able to realize the savings associated with outsourcing services or if there is a disruption or security breach of our outsourced services that results in a loss or damage to our data, or in an inappropriate disclosure of confidential, personally identifiable, or sensitive data, our business and financial results could be materially adversely affected.
Our global operations subject us to certain risks beyond our control.
With operations in six countries throughout Europe and now the United States, Circle8 is subject to numerous risks outside of our control, including risks arising from political unrest and other political events, regional and international hostilities and international responses to these hostilities, strikes and other worker unrest, natural disasters, the impact of global climate change, acts of war, terrorism, international conflict, severe weather conditions, pandemics, and other global health emergencies, disruptions of infrastructure and utilities including energy, cyberattacks, and other events beyond our control.
Although it is not possible to predict such events or their consequences, these events could materially adversely affect our reputation, business and financial results.
Our ability to attract and retain business and employees may depend on our reputation in the marketplace.
We believe our reputation, along with our brand equity in Circle8’s name and our various other brands, are important corporate resources that help distinguish our services from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, information technology security breaches, internal control deficiencies, delivery failures or compliance violations. Similarly, our reputation could be damaged by actions or statements of current or former clients, employees, competitors, vendors, franchisees and other third-party brand licensees, adversaries in legal proceedings, government regulators, as well as members of the investment community or the media. There is a risk that negative information about Circle8, even if based on rumor or misunderstanding, could materially adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could materially adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Circle8 name and our other brand names, and could reduce investor confidence in us, materially adversely affecting our share price.
Foreign currency fluctuations may have a material adverse effect on our operating results.
Although the Company will report our results of operations in United States dollars, the majority of Circle8’s revenues and expenses are denominated in currencies other than the United States dollar, and unfavorable fluctuations in foreign currency exchange rates could have a material adverse effect on our reported financial results. Highly inflationary economies of certain foreign countries can result in foreign currency devaluation, which may also negatively impact our reported financial results.
All of Circle8’s revenues are generated outside of the United States, in Europe. As of December 31, 2025, Circle8 had approximately €45 million of financial indebtedness, as well as an off-balance sheet structured financing program of approximately €160 million. Circle8 primarily mitigates foreign exchange exposure through natural hedging, as a significant portion of revenues and operating costs are denominated in the same local currencies. Increases or decreases in the value of the United States dollar against other major currencies, or the imposition of limitations on conversion of foreign currencies into United States dollars, could affect our revenues, operating profit and the value of balance sheet items denominated in foreign currencies. Our exposure to foreign currencies, in particular the Euro, could have a material adverse effect on our reported results and shareholders’ equity, however, such fluctuations generally do not affect our cash flow or result in actual economic gains or losses unless we repatriate funds. Furthermore, the volatility of currencies may make year-over-year comparability of our financial results difficult.
Circle8 seeks to mitigate our exposure to foreign currency fluctuations by utilizing net investment hedges and, from time to time, foreign currency forward exchange contracts and cross-currency swaps. The effectiveness of this hedge in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain or uneven demand for our services and highly volatile exchange rates. Further, hedging activities may only offset a portion, or none at all, of the material adverse financial effects of unfavorable fluctuations in foreign exchange rates over the time the hedge is in place or effective.
The performance of our subsidiaries and their ability to distribute cash to our parent company may vary, negatively affecting our ability to service our debt at the parent company level or in other subsidiaries.
Since Circle8 conducts a significant portion of its operations through its subsidiaries, its cash flow and its consequent ability to service its debt depends in part upon the earnings of its subsidiaries and the distribution of those earnings to its parent company, or upon loans or other payments of funds by those subsidiaries to its parent company or to other subsidiaries. The payment of such dividends and the making of such loans and advances by Circle8’s subsidiaries may be subject to legal or contractual restrictions, depend upon the earnings of those subsidiaries and working capital requirements, and be subject to various business considerations, including the ability of such subsidiaries to pay such dividends or make such loans and advances.
Circle8 could be subject to changes in tax rates, adoption of new international tax legislation or tax audits that could result in additional income tax liabilities.
Circle8 is subject to income and other taxes in the international jurisdictions where it has operations. The tax bases and rates of these respective tax jurisdictions change from time to time due to economic and political conditions. Circle8’s effective income tax rate is affected by changes in earnings in countries with differing tax rates, changes in valuation of deferred tax assets and liabilities or changes in the respective tax laws. Circle8’s other taxes are impacted by changes in local tax laws or changes in its business.
In addition, tax accounting involves complex matters and requires our judgment to determine our worldwide provision for income and other taxes and tax assets and liabilities. These complex matters include transfer pricing and reporting related to intercompany transactions. The Company is routinely subject to tax examinations by the United States Internal Revenue Service and new foreign tax authorities. Tax authorities have disagreed, and may disagree in the future, with our judgments. Many taxing authorities are taking increasingly aggressive positions opposing the judgments we make, including with respect to our intercompany transactions. We regularly assess the likely outcomes of our audits and tax proceedings to determine the appropriateness of our tax liabilities. However, our judgments might not be sustained as a result of these audits and tax proceedings, and the amounts ultimately paid could be materially different from the amounts previously recorded.
In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position. A number of countries where we do business, including the United States and many countries in the European Union (“EU”), have implemented, and are considering implementing, changes in relevant tax, accounting and other laws, regulations and interpretations. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, recently enacted Pillar Two, which introduces a global minimum effective tax rate whereby certain multinational groups are subject to a 15% minimum tax on income derived in low-tax jurisdictions. These proposed and enacted changes in tax laws, treaties or regulations, or their interpretation or enforcement, could have a material adverse impact on our current or future tax positions.
Government regulations may result in prohibition or restriction of certain types of employment services or the imposition of additional licensing or tax requirements that may reduce our future earnings.
In many jurisdictions in which Circle8 operates, such as Germany, Switzerland and the Netherlands, it is heavily regulated and scrutinized. In Europe, governmental regulations in Germany restrict the length of contracts and the industries in which our associates may be used. In some countries, special taxes, fees or costs are imposed in connection with the use of our associates. Additionally, in some countries, trade unions have used the political process to target our industry in an effort to increase the regulatory burden and expense associated with offering or utilizing contingent workforce solutions. Moreover, many countries, including the Netherlands, have established regulations that require equal-pay for equal-work for temporary workers and fixed term employees. Furthermore, some countries are adopting more restrictive immigration regulations, which may lead to greater expense or inability to fulfill client demand, particularly in our cross-border talent solutions business. All of these continuously-evolving regulations could have a significant impact to our revenues, costs, and operating margins as we and customers adjust to these new regulations.
The countries and territories in which we operate may, among other things:
•create additional regulations that prohibit or restrict the types of employment services or categories of job roles that we may provide;
•require new or additional benefits be paid to our associates;
•require pay parity for our associates or impose mandatory thresholds for employee diversity;
•regulate the period of time for which we may or may not employ our workers, including maximum term limits or minimum time requirements for associates on assignment at our clients;
•adopt new pandemic regulations that impact our business;
•require us to obtain additional licensing to provide employment services; or
•increase taxes, such as sales or value-added taxes.
Other types of future regulation may have a material adverse effect on our business and financial results by making it more difficult or expensive for us to continue to cost-effectively provide employment services, particularly if we cannot pass along increases in costs to our clients.
Failure to comply with antibribery and corruption laws could materially adversely affect our business.
Circle8 is subject to numerous legal and regulatory requirements that prohibit bribery and corrupt acts. These include the UK Bribery Act 2010, as well as similar legislation in many of the countries and territories in which we operate. Circle8 employees (but not its temporary associates) are required to participate in a global anticorruption compliance training program designed to ensure compliance with these laws and regulations. However, there are no assurances this program will be effective. In many countries where Circle8 operates, practices in the local business community may not conform to international business standards and could violate anticorruption law or regulations. Furthermore, Circle8 remains subject to the risk that one of its employees (or one of its associates on a temporary or contract-based assignment) could engage in business practices that are prohibited by its policies and these laws and regulations. Any such violations could materially adversely affect Circle8’s businessCircle8’s business exposes us to competition law risk.
We are subject to antitrust and competition law in the European Union, in which it operates. Some of its business models may carry a heightened risk of regulatory inquiry under relevant competition laws. Although Circle8 has put in place safeguards designed to maintain compliance with applicable competition laws, there can be no assurance these protections will be adequate. Competition law authorities have investigated our business practices in the past, and there continues to be a risk of such inquiries in the future. There is no assurance we would successfully defend against any such regulatory inquiries, and they could consume substantial amounts of our financial and managerial resources, remain outstanding for a significant duration, and result in adverse publicity, even if successfully resolved. An unfavorable outcome could result in liabilities that have a material adverse effect upon our business, financial condition or results of operations.
General Risks Affecting Our Combined Business
The Company has been and may be exposed to employment-related claims and losses, including class action lawsuits that could have a material adverse effect on its business.
Lyneer and Circle8 employ people internally and in the workplaces of other businesses. Many of these individuals have access to customer information systems and confidential information. The risks of these activities include possible claims relating to:
•discrimination and harassment;
•wrongful termination or denial of employment;
•violations of employment rights related to employment screening or privacy issues;
•classification of temporary workers;
•assignment of illegal aliens;
•violations of wage and hour requirements;
•retroactive entitlement to temporary worker benefits
•errors and omissions by the Company’s temporary workers;
•misuse of customer proprietary information;
•misappropriation of funds;
•damage to customer facilities due to negligence of temporary workers; and
•criminal activity.
The Company may incur fines and other losses or negative publicity with respect to these problems. In addition, these claims may give rise to litigation, which could be time-consuming and expensive. New employment and labor laws and regulations may be proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies the Company has in place to help reduce its exposure to these risks will be effective or that the Company will not experience losses as a result of these risks. There can also be no assurance that the insurance policies the Company has purchased to insure against certain risks will be adequate or that insurance coverage will remain available on reasonable terms or be sufficient in amount or scope of coverage.
The Company’s growth of operations could strain its resources and cause its business to suffer.
While the Company plans to continue growing its business organically through expansion, sales efforts, and strategic acquisitions, while maintaining tight controls on its expenses and overhead, lean overhead functions combined with focused growth may place a strain on its management systems, infrastructure and resources, resulting in internal control failures, missed opportunities, and staff attrition that could have a negative impact on its business and results of operations.
The Company is dependent on its management personnel and employees, and a failure to attract and retain such personnel could harm its business.
The Company is engaged in the services business. As such, its success or failure is highly dependent upon the performance of its management personnel and employees, rather than upon tangible assets (of which Lyneer has few). There can be no assurance that Lyneer will be able to attract and retain the personnel that are essential to its success.
The Company’s results of operations can be negatively impacted by variable costs.
The Company’s results of operations can be negatively impacted by, among other things, changes in unemployment tax rates, changes in workers’ compensation insurance rates and claims relating to audits, and write-offs of uncollectible customer receivables.
The Company’s expansion and acquisition strategy may not be executed effectively.

The Company’s plan for strategic growth is dependent upon finding suitable acquisition targets and executing upon the transactions in a viable manner. Following its acquisition of Circle8, the Company has not reached any definitive agreement with any acquisition targets, and the Company cannot assure you that it will consummate any acquisition on favorable terms or at all.
Our principal stockholders may be able to control the election and removal of the majority of our directors.
SPP Credit Advisors, LLC (the “Lender), is the beneficial owner of approximately 28% of the Company’s issued and outstanding common stock. These shares were acquired following a default under a pledge agreement entered into with IDC, formerly the Company’s principal stockholder owned by our former Chairman of the Board. The Lender and the Company are not involved in litigation with IDC over the ownership of the Shares.
Guus Franke, our Executive Chairman of the Board, holds 12,516,070 (19.99%, as of the date of close, prior to his shares issuance) shares of Common Stock. Pursuant to the terms and conditions of the Acquisition Agreement, Mr. Franke is entitled to receive an additional 53,291,744 (30.01%, as of the date of close) shares of Common Stock upon approval of our stockholders (“Stockholder Approval”) at the next Annual/Special Meeting of Stockholders (“Special Meeting”). See Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Accordingly, either of our principal stockholders, may be able to control the election and removal of the majority of our directors and thereby determine corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of the articles and by-laws and other significant corporate transactions of our Company for so long as it retains significant ownership. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. So long as either of these stockholders continue to own a significant amount of the voting power, even though such amount is less than 50%, they will continue to be able to strongly influence or effectively control decisions of our company.
We will continue to incur substantial costs and obligations as a result of being a public company.
As a publicly-traded company, we will continue to incur significant legal, accounting and other expenses that neither Lyneer nor Circle8 were required to incur in the recent past. In addition, laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the rules and regulations of the SEC, have increased the costs and the time that must be devoted to compliance matters. We expect that the amount of time and requirements to comply with these rules and regulations will continue to increase and that the legal and financial costs that the combined company will incur will increase compared to the costs that we previously incurred and could lead to a diversion of management time and attention from revenue-generating activities.
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
Risks of our roll-up strategy.
Our roll-up strategy, assumes, in part, we will be able to convince smaller firms that they can increase their profitability and market share through an affiliation with us and the use of our infrastructure, systems and programs. The strategy will be to purchase, or merge with, smaller businesses in the staffing industry, thus decreasing certain operating inefficiencies and increasing economics of sale. Should these assumptions be incorrect, our strategy is unlikely to succeed. We will depend upon the abilities of people who own the businesses we acquire, or on the managers they employ. In addition, we must be able to attract and retain qualified personnel at all levels of operations and maintain the same levels of quality control over our services as we currently offer our clients. Unless we are able to manage such expanded operations in a manner consistent with our present practice, our operations may be adversely affected. Although Atlantic’s senior management has extensive experience in managing acquired operations, there can be no assurance that any acquired operations will be profitable. Thus, there can be no assurance that we will be successful our or roll-up strategy, that such strategy will result in increased profits, or that we can obtain, on affordable terms, any additional financing that might be necessary to affect our growth strategy.
Our strategy of growing our company through acquisitions may impact our business in unexpected ways.
Our growth strategy involves acquisitions that will help us expand our service offerings and diversify our geographic footprint, as was the case with our acquisition of Circle8. Circle8 has grown through its acquisition of staffing companies, and its typical acquisition model is based on paying consideration in the form of cash earn-outs, promissory notes and/or minority equity interests. Prior to the Acquisition by Atlantic, Circle8 had completed five acquisitions over five years. The Company intends to continue to expand its business through acquisitions of complementary businesses, services or products, subject to its business plans and management’s ability to identify, acquire and develop suitable investments or acquisition targets in both new and existing service categories.
It is expected that we will continuously evaluate acquisition opportunities. However, there can be no assurance that we will be able to identify acquisition targets that complement our strategy and are available at valuation levels accretive to our business. Even if we are successful in acquiring additional entities, our acquisitions may subject our business to risks that may impact our results of operations, including:
•difficulty in integrating the operations, technologies, products and personnel of an acquired business, including consolidating redundant facilities and infrastructure;
•potential disruption of its ongoing business and the distraction of management from its day-to-day operations;
•difficulty entering markets in which it has limited or no prior experience and in which competitors have a stronger market position;
•difficulty maintaining the quality of services that such acquired companies have historically provided; potential legal and financial responsibility for liabilities of acquired businesses;
•overpayment for the acquired company or assets or failure to achieve anticipated benefits, such as cost savings and revenue enhancements;
•increased expenses associated with completing an acquisition and amortizing any acquired intangible assets;
•challenges in implementing uniform standards, accounting policies, customs, controls, procedures and policies throughout an acquired business;
•failure to retain, motivate and integrate key management and other employees of the acquired business;
•loss of customers and a failure to integrate customer bases;
•the diversion of management’s attention to the integration of the acquired businesses at the expense of delivering results for the legacy business;
•our inability to appropriately scale critical resources to support the business of the expanded enterprise and other unforeseen challenges of operating the acquired business as part of our combined operations;
•our inability to retain key employees of the acquired businesses and/or inability of such key employees to be effective as part of our combined operations;
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
Atlantic’s business plan for continued growth through acquisitions is subject to certain inherent risks, including accessing capital resources, potential cost overruns and possible rejection of its business model and/or sales methods. Therefore, the Company provides no assurance that it will be successful in carrying out its business plan. The Company continues to pursue additional debt and equity financing to fund its business plan. The Company has no assurance that future financing will be available to us on acceptable terms or at all.
In addition, if the Company incurs indebtedness to finance an acquisition, it may reduce its capacity to borrow additional amounts and require it to dedicate a greater percentage of its cash flow from operations to payments on our debt, thereby reducing the cash resources available to us to fund capital expenditures, pursue other acquisitions or investments in new business initiatives and meet general corporate and working capital needs. This increased indebtedness may also limit the Company’s flexibility in planning for, and reacting to, changes in or challenges relating to its business and industry. The use of the Company’s Common Stock or other securities (including those convertible into or exchangeable or exercisable for its Common Stock) to finance any such acquisition may also result in dilution of its existing shareholders.
The potential risks associated with future acquisitions could disrupt our ongoing business, result in the loss of key customers or personnel, increase expenses and otherwise have a material adverse effect on the Company’s business, results of operations and financial condition.
The requirements of complying with the Exchange Act and the Sarbanes-Oxley Act may strain our resources and distract management.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. The costs associated with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Historically, we have maintained a small accounting staff and use supplemental resources such as contractors and consultants to provide additional accounting and finance support. Following our acquisition of Circle8, in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant additional resources and management oversight may be required. This effort may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial persons with appropriate public company experience and technical accounting knowledge. Failure to properly hire, train and supervise the work of our accounting staff could lead to a material weakness in our control environment and our internal controls, including internal controls over financial reporting.
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
The potential risk of security breaches, fraud and cyberattacks may increase as we continue to introduce services and offerings, whether mobile, cloud, or otherwise. Any additional services and offerings inevitably increase the potential for a cyberattack against us. Further, data privacy and cybersecurity are subject to frequently changing laws and regulations, including the European Union’s General Data Protection Regulation (the “GDPR”), the EU Court of Justice’s opinion in the “Schrems II” decision (which invalidated the EU-US Privacy Shield) and the California Privacy Rights Act (the “CPRA”), as well as additional legislation in place, or expected to become effective, in various U.S. states and other countries. These laws and regulations are increasing in number, complexity, burden and potential financial penalties, and are often inconsistent among the various jurisdictions and countries in which we provide services. For example, the GDPR and the CPRA impose significant compliance obligations that add costs and operational burdens to our business with respect to our collection, use, storage and retention of personal data. Compliance with these obligations could reduce operational efficiency and increase our regulatory compliance costs, and failure to satisfy these requirements may lead to significant regulatory enforcement actions and/or large private litigation in the event of a security breach or other violation. Under the GDPR, the maximum fine can be up to 4% of a company’s global revenue, and there is no maximum penalty under the CPRA. In addition, our liability insurance might not be sufficient in scope or amount to cover us against claims and losses related to violations of data privacy and cybersecurity laws or security breaches, social engineering, cyberattacks and other related data disclosure, loss or breach.
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
Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as “Trade Laws”:, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations.
Until Stockholder Approval at the Special Meeting, the Company is prohibited from entering into certain transactions which include the issuance of equity securities that might otherwise be beneficial to Atlantic stockholders.
From and after the date of the Acquisition Agreement until Stockholder Approval at the Special Meeting, the Acquisition Agreement restricts Atlantic, without the consent of Circle8, from issuing, selling or granting any shares of equity securities, or equity-linked securities except for issuances pursuant to the Company’s existing equity incentive plans in the ordinary course of business limited to 1% of the issued and outstanding shares of Common Stock on January 22, 2026, or issuances required by law or by pre-existing disclosed contractual obligations.

These restrictions may prevent Atlantic from making certain changes to their respective businesses or organizational structures or from pursuing attractive business opportunities that may arise prior to Stockholder Approval, and could have the effect of delaying or preventing other strategic transactions.
Until Stockholder Approval is obtained, the announcement and pendency of the Special Meeting diverted and will continue to divert significant management resources, which could have an adverse effect on Atlantic and Circle8’s respective businesses, results of operations and/or the Company’s market prices.
The announcement and pendency of the Special Meeting diverted and will continue to cause disruptions in the businesses of Atlantic by directing the attention of management of each of Atlantic with respect to each Company’s activities. Atlantic and Circle8 have each diverted significant management resources and are subject to restrictions contained in the Acquisition Agreement on the conduct of their respective businesses in the period prior to obtaining Stockholder Approval.
Each of Atlantic and Circle8 will incur significant costs in connection with the Acquisition.
Atlantic and Circle8 have each incurred and expect to incur a number of non-recurring costs associated with Atlantic’s acquisition of Circle8, as well as transaction fees and other costs related to the Acquisition. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, filing fees, printing expenses and other related charges. While both Atlantic and Circle8 have assumed that certain expenses would be incurred in connection with the Acquisition and the other transactions contemplated by the Acquisition Agreement, there are many factors beyond their control that could affect the total amount or the timing of any implementation expenses.
The Purchase Price under the Acquisition Agreement is not adjustable based on the market price of Atlantic Common Stock, so the Share Consolidation received by Axiom may have a greater or lesser value than at the time the Acquisition Agreement was signed.
The Acquisition Agreement has set a fixed number of shares of Atlantic Common Stock to be received by Axiom (or its assignee Guus Franke). Any changes in the market price of Atlantic’s Common Stock before the Special Meeting will not affect the number of shares Axiom will be entitled to receive pursuant to the Acquisition Agreement. Therefore, if before the Special Meeting, the market price of Atlantic Common Stock declines from the market price on the date of the Acquisition Agreement, then Axiom could receive Share Consideration with substantially lower value. Similarly, if before the Special Meeting, the market price of Atlantic Common Stock increases from the market price on the date of the Acquisition Agreement, then Axiom could receive Share Consideration with substantially more value for its equity of Circle8 than the parties had negotiated for in the establishment of the Purchase Price.
Our ability to use our federal net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, we had federal net operating loss carryforwards of approximately $113,310,319, which can be carried forward indefinitely, and state net operating loss carryforwards of approximately $104,760,771. The available state net operating loss carryforwards, if not utilized by us to offset taxable income in subsequent taxable periods, will begin to expire in 2034. Under the Internal Revenue Code and the Treasury Regulations promulgated thereunder, certain ownership changes could limit a corporation’s ability to utilize its net operating loss carryforwards and other tax attributes to offset its federal taxable income in subsequent taxable periods.
An “ownership change” (generally a 50% change in equity ownership over a three-year period) under Section 382 of the Code could limit our ability to utilize our net operating loss carryforwards to offset, post-change, our U.S. federal taxable income. Section 382 of the Code imposes an annual limitation on the amount of post-ownership change federal taxable income a corporation may offset with pre-ownership change net operating loss carryforwards. We believe the Merger may have caused an ownership change of our company that could limit our ability to utilize our pre-Merger net operating loss carryforwards, and as a result, increase our federal income tax liability in subsequent taxable periods.
Lyneer’s service revenue decreased by $6,731,084, or 1.5%, during the year ended December 31, 2025, as compared to the prior fiscal year. This decrease was predominately due to lower revenues from Lyneer’s temporary placement services business due primarily to a decrease in the revenues associated with our largest client. Permanent placement and other services increased $688,480 or 18.2% due to higher permanent job demand.
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
•Circle8’s business differs from that of Lyneer, in certain respects including geographic regions and may be affected by factors that are different from those currently affecting the Company;
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
Our issuance of additional shares of common stock or preferred stock, or options or warrants to purchase those stock, would dilute investors’ proportionate ownership and voting rights. Our issuance of preferred stock, or options or warrants to purchase those shares, could negatively impact the value of investors’ investment in our common stock as the result of preferential voting rights or veto powers, dividend rights, disproportionate rights to appoint directors to our board, conversion rights, redemption rights and liquidation provisions granted to the preferred stockholders, including the grant of rights that could discourage or prevent the distribution of dividends to stockholders, or prevent the sale of our assets or a potential takeover of our Company that might otherwise result in stockholders receiving a distribution or a premium over the market price for investors’ common shares.
We are entitled, under our certificate of incorporation to issue up to 300,000,000 common and 20,000,000 “blank check” preferred shares. After taking into consideration our outstanding common and preferred shares as of March 31, 2026 we will be entitled to issue up to 220,710,984 additional common shares and 19,994,400 preferred shares. On March 20, 2026, we sold 5,600 Shares of Series B 5% Convertible Preferred Stock (“Series B Preferred Stock”),with a stated value of $1,072 per share (total value of $5,992,000) to an institutional investor. These shares rank senior to the Company’s common stock and have no voting rights, except as long as any shares of Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend the Certificate of Designation, (b)authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation, senior to, or otherwise pari passu with, Series B Preferred Stock (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Series B Preferred Stockholders, (d) issue any new shares of this Series B Preferred Stock to any other holders, or (e) enter into any agreement with respect to any of the foregoing. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. Any preferred stock we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our business strategy. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot guarantee that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.
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
•the expected benefits and synergies of the Acquisition of Circle8;
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
•changes in applicable laws, regulations or permits affecting Atlantic, Lyneer or Circle8’s operations or the industries in which each appears;
•general economic and geopolitical conditions;
•our competitive position; and
•our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing as necessary.
The forward-looking statements contained in this Annual Report on Form 10-K and the documents incorporated herein by reference are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Section and under similar headings in the documents that are incorporated by reference herein. Moreover, we operate in a very competitive and rapidly changing environment.
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
Item 2. Properties
Our corporate headquarters are located at 270 Sylvan Avenue, Suite 2230, Englewood Cliffs, New Jersey 07632, telephone number (201) 899-4470. The lease is for approximately 3,578 square feet, expiring on or about September 2026 with an unaffiliated landlord. The monthly rental is $9,763 increasing to $10,038.
Circle8’s headquarters are located at Prins Hendriklaan 56, Amsterdam, 1075BE, Netherlands; telephone number +31 20 261 34 00. The lease is for approximately 4700 square feet, expiring on August 31, 2027 with an unaffiliated landlord landlord. The current monthly rental is €4,682, increasing to €4,795. Circle8 operates through approximately eight European offices located in the Netherlands, Germany, Belgium, Luxembourg and Switzerland.
The principal offices of Lyneer are located at 133 Franklin Corner Road, Lawrenceville, New Jersey 08648; telephone number (609) 503-4400. Lyneer occupies approximately 1,825 square feet of office space under a three-year lease ending September 30, 2028 with an unaffiliated landlord. The monthly rental is $3,870 increasing to $4,105.

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
Rosanna Vargas v. DHL Express (USA), Inc. et. al., Case No. L-4352-19
On October 30, 2019, Rosanna Vargas filed a complaint in the Superior Court of New Jersey at Camden County against Lyneer and various defendants, including Lyneer’s client, alleging severe personal injury sustained at work. The case is now closed as to all parties. As a result of the matter, Lyneer’s client sought indemnification from Lyneer pursuant to an indemnification demand issued to Lyneer on June 10, 2022. Accordingly, Lyneer agreed to pay approximately $1,030,000 over 36 months, beginning in July 2023, to settle the claim. As of December 31, 2025, the Company owes $230,000 and has accrued this full amount, which is recognized in “accrued expenses and other current liabilities on the accompanying consolidated balance sheets”.
Enrique Briseno , et al. vs. Three Hands Corporation, et al., Case No. 21STCV00443, Superior Court of the State of California for the County of Los Angeles
On January 6, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Los Angeles County, by Enrique Briseno as class representative. The Complaint was filed only against the Company’s client. The matter settled for $425,000, $300,000 of which is to be paid by the Company, and the remaining $125,000 is to be paid by the client. The settlement agreement was signed on December 17, 2024 and has been finalized and executed and provided to the Court for approval. The settlement was approved by the Court, and the Company’s settlement payment is now overdue. The Company has accrued the full amount of the $300,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
Aguilar, et al v Lyneer Staffing Solutions, et al Docket No. MID-L-3595-21 (Middlesex County Superior Court NJ)
On June 16, 2021, a complaint was filed in the Superior Court of New Jersey Law Division, Middlesex County. The complaint alleges a former minor employee (who obtained employment by providing false information) was injured on October 15, 2020, at the Co-Defendant’s worksite. A settlement conference was held on August 28, 2024, but was unsuccessful. The Company’s liability insurance carrier and the Company's worker's compensation insurance carrier and the liability insurance carrier for the client held a settlement conference on April 14, 2025, but was unsuccessful. The trial commenced April 28, 2025 and a settlement was reached on May 2, 2025 for a total value of $3,050,000, $2,800,000 in cash and $250,000 by virtue of a lien release, of which the Company is responsible for $200,000, with the insurance carriers collectively responsible for the remainder. The Company has accrued the full amount of the $200,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets. The final settlement agreement was executed, and the full settlement amount was paid by the Company in January 2026.
Theresa Alvarez and Mirna Reyes vs. vs. Liquid Graphics, Inc., Lyneer Staffing Solutions, LLC, Liz Long, et. al, Case No 30-2021-01225386-CU-WT-CJC, Superior Court for the State of California, County of Orange
On October 8, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Orange County, by Teresa Alvarez and Maria Flores as class representatives. The Complaint was filed against the Company as well as the Company’s client. The matter settled for $750,000, $650,000 of which is to be paid by the Company, and the remaining $100,000 is to be paid by the client. The settlement agreement was signed November 16, 2023 and has been finalized and executed. The full settlement amount of $671,858, which includes employment taxes, was paid on October 23, 2025, and Lyneer’s portion of the settlement has now been paid in full.
Maria Reyes vs. Lyneer Staffing Solutions, LLC, Case No CIVSB2317672, Superior Court of the State of California for the County of San Bernardino

On August 1, 2023, a class action wage and hour PAGA complaint was filed in the Superior Court of California, County of San Bernardino, by Maria Reyes as class representative. The matter settled at a mandatory settlement conference held on October 10, 2025, for $925,000, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets. The settlement funds will be due from the Company within 90 days after final approval of the settlement, but in no event less than six months from October 10, 2025. The final settlement agreement has been presented to the Court for approval.
BAC Rhino 3 Federal LLC vs. Atlantic International Corp, Civil Action No 2484CV03189, Suffolk County Superior Court
On December 9, 2024, BAC Rhino 3 Federal LLC (“Rhino”) filed a complaint in Suffolk County Superior Court, against Atlantic for breach of contract, seeking damages for accelerated rent, plus costs of collection and outstanding rent to date, for Atlantic’s default under the lease and failure to pay monies owed thereunder. On December 18, 2025, the Company and Rhino entered into a settlement agreement whereby the Company shall pay $1,000,000. As of December 31, 2025, the Company owes $950,000 and has accrued this full amount, which is recognized in “accrued expenses and other current liabilities on the accompanying consolidated balance sheets”. The Company has agreed to monthly payments of $30,000 until the balance is paid in full.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
On December 11, 2024, we started trading on the Nasdaq Global Market under the trade symbol “ATLN”. During the year ended December 31, 2025, the high and low closing bid price of our Common Stock was $6.55 and $1.16 respectively.
On April 10, 2026, the closing stock price for our common stock on the Nasdaq Global Select Market was $2.78.
Holders
As of April 10, 2026, there were 79,358,271 shares of Common Stock outstanding held by approximately 305 stockholders of record, according to the records of our transfer agent, and in excess of 3,000 additional holders of common stock held in ‘street name’.
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
Unregistered Sales of Equity Securities
None. Any sales have previously been reported on a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
Share-based compensation such as restricted stock units (“RSUs”), incentive and non-statutory stock options, restricted shares, share appreciation rights and share payments may be granted to any directors, employees and consultants of the Company or affiliated companies under the 2025 Omnibus Equity Incentive Plan, under which 4,727,887 RSUs and stock options have been granted as of December 31, 2025.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding RSUs, Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,727,887	$—	4,272,113
Equity compensation plans not approved by security holders	—	$—
Total	4,727,887

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion relates to Atlantic International Corp. (Atlantic or the Company) and its consolidated subsidiaries and should be read together with the Company’s Consolidated Financial Statements and accompanying notes included in Item 8.— Financial Statements and Supplementary Data.
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
Comparison of the Years Ended December 31, 2025 and 2024:
Certain related party and non-related party financial statement line-item amounts have been aggregated for purposes of analysis below, which is consistent with management’s evaluation of its business results.

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
Service revenue, net	$435,878,730	$442,609,814	$(6,731,084)	(1.5)%
Cost of revenue	389,892,967	395,431,491	(5,538,524)	(1.4)%
Gross profit	45,985,763	47,178,323	(1,192,560)	(2.5)%
Selling, general and administrative	91,289,682	64,021,052	27,268,630	42.6%
Depreciation and amortization	4,928,514	4,991,863	(63,349)	(1.3)%
(Loss) income from operations	(50,232,433)	(21,834,592)	(28,397,841)	+
Loss on debt extinguishment	—	1,213,379	(1,213,379)	(100.0)%
Advisory fees paid in merger	—	43,000,000	(43,000,000)	(100.0)%
Interest expense	9,164,495	12,004,860	(2,840,365)	(23.7)%
Other expense	—	52,047,957	(52,047,957)	(100.0)%
Net loss before provision for income taxes	(59,396,928)	(130,100,788)	70,703,860	(54.3)%
Income tax expense	(33,991)	(5,379,102)	5,345,111	(99.4)%
Net loss	$(59,430,919)	$(135,479,890)	$76,048,971	(56.1)%

Net loss per share, basic and diluted	$(1.08)	$(3.68)	$2.60	(70.7)%

Weighted average shares outstanding, basic and diluted	54,846,155	36,783,626	18,062,529	49.1%
___________________________________
+ -    change greater than ± 100%
Service Revenue, Net
Service revenue, net of discounts, for years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
Temporary placement services	$431,401,261	$438,820,825
Permanent placement and other services	4,477,469	3,788,989
Total service revenues, net	$435,878,730	$442,609,814
Service revenue, net was $435,878,730 and $442,609,814 for the years ended December 31, 2025 and 2024, respectively, a decrease of $6,731,084, or 1.5%. This decrease was predominately due to lower revenues from Lyneer’s temporary placement services business, which decreased $7,419,564 or 1.7% in the year ended December 31, 2025 as compared to the same period in 2024 due primarily to a decrease in the revenues associated with our largest client. Permanent placement and other services increased $688,480 or 18.2% due to higher permanent job demand.
Cost of Revenue and Gross Profit
Gross profit reflects the difference between realized service revenue, net and cost of revenues for providing temporary and permanent placement solutions. Cost of revenue consists primarily of fixed and variable direct costs, including payroll, payroll taxes and employee benefit costs. Cost of revenue and gross profit for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
Service revenue, net	$435,878,730	$442,609,814
Cost of revenue	389,892,967	395,431,491
Gross profit	$45,985,763	$47,178,323
Cost of revenue for the years ended December 31, 2025 and 2024 was $389,892,967 and $395,431,491, respectively, a decrease of $5,538,524 or 1.4%. The decrease in cost of revenue was due primarily to lower service revenue, net driven primarily by lower temporary placement services revenue due primarily to a decrease in the revenues associated with our largest client., net which decreased $7,419,564 or 1.7%.
Gross profit for the years ended December 31, 2025 and 2024 was $45,985,763 and $47,178,323, respectively, a decrease of $1,192,560 or 2.5%. As a percentage of service revenue, net, gross profit was 10.6% and 10.7% for the years ended December 31, 2025 and 2024, respectively, a slight decrease.
Total Operating Expenses
Total operating expenses for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
Selling, general and administrative	$91,289,682	$64,021,052
Depreciation and amortization	4,928,514	4,991,863
Total operating expenses	$96,218,196	$69,012,915
The changes in each financial statement line item for the respective periods are described below.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 were $91,289,682 and $64,021,052, respectively, an increase of $27,268,630, or 42.6%, due primarily to higher stock compensation expense and a full year of expenses as a result of the Merger compared to five and one-half months during the years ended December 31, 2025 and 2024, respectively, partially offset by cost cutting measures and lower transactional expenses related to the Merger.
As a percentage of service revenue, net, selling, general and administrative costs were 20.9% in the year ended December 31, 2025 as compared to 14.5% in the year ended December 31, 2024. The increase in selling, general and administrative costs as a percentage of service revenue, net was due primarily to higher stock compensation expense and lower transactions costs related to the Merger in the year ended December 31, 2025 compared to the year ended December 31, 2024.
Depreciation and Amortization
Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $4,928,514 and $4,991,863, respectively, a decrease of $63,349 or 1.3%, a slight decrease on a year-over-year basis.
Loss on Debt Extinguishment
Loss on debt extinguishment, for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Loss on debt extinguishment	$—	$1,213,379

Loss on debt extinguishment during the year ended December 31, 2024 relates to the Seventh Amendment and Forbearance Agreement to the Revolver being treated as a debt extinguishment after the Company’s analysis of ASC Topic 470 — Debt (“ASC 470”).
Advisory Fees Paid in the Merger
Advisory fees paid in the Merger for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Advisory fees paid in the merger	$—	$43,000,000
The stockholders of Atlantic Acquisition Corp. were issued an aggregate of 18,220,338 shares of Company’s common stock at a market value of $2.36 per share, or $43,000,000 in the aggregate, on the date of the Merger.
Interest Expense
Interest expense for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Interest expense	$9,164,495	$12,004,860
Interest expense for years December 31, 2025 and 2024 was $9,164,495 and $12,004,860, respectively. The decrease of $2,840,365, or 23.7%, in year ended December 31, 2025 compared to year ended December 31, 2024 was the Company deconsolidating the joint and several debt obligations as of the Merger date and a lower interest rate from the previous Revolver as compared to the new Revolver entered into on April 29, 2025, partially offset by the Company incurring $3,588,223 of interest expense related to an agreement with a professional employer organization (“PEO”) which processes the payroll for the Company, related to the unpaid balance.
Other Expense
Other expense for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Other expense	$—	$52,047,957
Other expense for the year ended December 31, 2024 related to accrued amounts pertaining to a potential settlement for legacy stockholders and stock compensation expense for third parties as advisors to the Company for RSUs.
Income Tax Expense
Provision for income taxes for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Income tax expense	$(33,991)	$(5,379,102)
Income tax expense was $33,991 and $5,379,102 for the years ended December 31, 2025 and 2024, respectively, a decrease of $5,345,111, was primarily due to the establishment of a valuation allowance on the Company’s deferred tax assets in 2024.

Liquidity & Capital Resources
Atlantic’s working capital requirements are primarily driven by personnel payments and client accounts receivable receipts. As receipts from client partners lag behind payments to personnel, working capital requirements increase substantially in periods of growth.
Prior to its acquisition of Circle8, Atlantic’s primary sources of liquidity have historically been cash generated from operations supported through borrowings under its previous Revolver. The Company entered into a new revolving credit facility (the “New Revolving Credit Facility”) on April 29, 2025. Atlantic’s primary uses of cash are payments to engagement personnel, corporate personnel, related payroll costs and liabilities, operating expenses, capital expenditures, cash interest, cash taxes, and debt payments. The Company is still in process of compiling and filing consolidated financial statements of Circle8, which is a significant subsidiary of Atlantic following closing of the acquisition on January 23, 2026. Atlantic is the accounting acquirer in this business combination. As this consolidated financial information, including combined pro forma financial statements, has not yet been finalized, the Company has considered the completeness and reliability of available information in making its going concern determination in this Form 10-K.
In accordance with ASC Topic 205-40 — Going Concern, Atlantic evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year from the date the financials are issued. This evaluation includes considerations related to covenants contained in Atlantic’s credit facilities, as well as Atlantic’s forecasted liquidity for the new combined company including Circle8. Atlantic has concluded that there is substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of its consolidated financial statements. This conclusion was reached primarily because the consolidated financial information as of the acquisition date is still being prepared and compiled, including an analysis of liabilities extinguished pursuant to the terms of the Acquisition Agreement. The Company will continue to evaluate the provisions in Topic 205-40 in future filings upon completion of all acquisition accounting activities and filing of Circle8’s audited consolidated financial statements and combined pro forma financial statements. The Company expects that the combination with Circle8 will enhance scale, liquidity, and access to capital, positioning the combined entity for potential premium valuation multiples and expanded international reach with established global clients. Management further anticipates that the transaction will drive operating efficiencies, improve profitability, and strengthen revenue stability through a diversified customer base and balanced geographic exposure across the United States and Europe.
On December 31, 2023, IDC, Lyneer and Prateek Gattani, IDC’s Chief Executive Officer and our then Chairman of the Board until April 2025, entered into an Allocation Agreement (“Allocation Agreement”). Pursuant to the terms of the Allocation Agreement, IDC agreed that, subject to subordination to the taxes as between IDC and Lyneer, in connection with the Merger, the Term Note and the Seller Notes, will either be paid in full or assumed by IDC, and Lyneer will have no further liability or responsibility for such indebtedness. However, as IDC and Lyneer were unable to obtain the release of Lyneer from the holders of such indebtedness, Lyneer will remain jointly and severally liable with IDC to such lenders until such time as such joint and several indebtedness is restructured. At that time IDC will be obligated to repay in full all remaining amounts payable under the Term Note ($36,062,862), the Seller Notes ($7,875,000), the Earnout Notes ($20,435,654), along with the term note for the shortfall from the restructuring of the previous revolving credit facility ($6,000,000). In the event IDC does not repay any of this debt and the Company is required to make payments, IDC will be obligated to repay the Company for the amounts paid on IDC’s behalf. Upon the consummation of the Merger on June 18, 2024, the Company determined that it was no longer probable that IDC would default on its portion of the joint and several obligations and deconsolidated the joint and several debt obligations in the accompanying financial statements. The Term Note, Seller Notes and Earnout Notes are currently in default, but the Seller and Earnout note holders can take no action pursuant to the inter-creditor agreement with SLR. See Note 21: Subsequent Events for further discussion related to the SPP Term Note purported default.
In the Allocation Agreement, IDC and Mr. Gattani agreed to implement a plan to refinance or otherwise satisfy the joint and several indebtedness. It is expected that the Company will not be legally released from its joint and several obligations with respect to the indebtedness to be assumed by IDC until payment in full of the Merger Note, which originally matured on September 30, 2024. On April 29, 2025, the Company and IDC entered into an Amended and Restated Convertible Promissory Note for the Merger Note which extended the maturity date to March 31, 2027 On April 29, 2025, the Company closed on a new ABL revolver, replacing the previous Revolver, with a maturity date of April 29, 2028. On April 29, 2025, the previous BMO Revolver lender funded the shortfall of $6,000,000, the IDC portion owed, and IDC entered into a term note for this amount, plus a $1,000,000 exit fee. The certain junior lenders assumed portions of IDC’s publicly owned stock of Atlantic International Corp as collateral. See Note 8: Debt for further information.

Cash flows for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(4,396,505)	$(5,985,036)
Net cash used in investing activities	(66,768)	(73,456)
Net cash provided by financing activities	3,865,731	5,384,241
Net decrease in cash and cash equivalents	$(597,542)	$(674,251)
Cash flows used in operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was lower due to an increase in and accrued expenses and other current liabilities.
Investing Activities
Cash used in investing activities for the year ended December 31, 2025 decreased compared to December 31, 2024 and consisted entirely of purchases of property and equipment.
Financing Activities
Cash provided by financing activities decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 and consisted of borrowings and payments under the Company’s debt arrangements of the Revolver, and the New Revolving Credit Facility and entered into additional debt obligations.
Debt Allocation Agreement
Lyneer and IDC entered into a debt allocation agreement (the “Allocation Agreement”) dated as of December 31, 2023, which specifies and allocates responsibility for repaying (or refinancing) the joint-and-several debts between Lyneer and IDC. The Company reassessed its accounting for joint-and-several liabilities under ASC 405-40 as of the Merger date and concluded it is reasonably probable that IDC can repay their portion of the debt allocated per the Allocation Agreement. As a result, the Company deconsolidated its joint and several debt obligations. See Revolver (discussing the previous BMO Revolver), Term Note, Seller Notes and Earnout Notes below for those joint-and-several debts that are applicable to the Allocation Agreement.
Revolver
Until April 29, 2025 as described below, the Company maintained the Revolver as a co-borrower its former parent, IDC, with an available borrowing capacity of up to $60,000,000. The facility was partially used to finance the acquisition of Lyneer by IDC in August 2021, with additional borrowing capacity available under the Revolver to finance Lyneer’s working capital. All of Lyneer’s cash collections and disbursements were linked with bank accounts associated with the lender and funded using the Revolver. These borrowings were determined by Lyneer’s availability based on a formula of billed and unbilled accounts receivable as defined in the loan agreement.
On April 29, 2025, the Company’s subsidiary, Lyneer Staffing Solutions, LLC (“Lyneer”) entered into a Loan and Security Agreement (the “Loan Agreement”) with North Mill Capital, LLC (d/b/ SLR Business Credit (“SLR”)), providing for a $70 million (“Advance Limit”) senior secured revolving credit facility (the “New Revolving Credit Facility”). The Loan Agreement replaced Lyneer’s prior senior secured revolving credit facility provided by BMO. Lyneer’s previous lender entered into a term loan of $6,000,000 with IDC and Lyneer for IDC’s shortfall owed to BMO, plus a $1,000,000 exit fee. The $6,000,000 term loan and $1,000,000 exit fee are joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement with IDC discussed above. BMO also assumed 3,439,803 shares of Atlantic International Corp. previously owned by IDC as collateral for the new term loan. The Company incurred $188,351 in issuance costs and, according to ASC 470 – Debt, is deferring these costs and will amortize as an adjustment to interest expense over the remaining term using the effective interest method.
As of December 31, 2025, and December 31, 2024, the Company has recognized liability balances on the Revolver of $49,308,253, including $146,148 of unamortized deferred issuance costs and $42,508,379, including $0 of unamortized deferred issuance costs, respectively. Total available borrowing capacity on the Revolver as of December 31, 2025 was over-advanced by $422,756. The borrowing base calculation is based on Lyneer’s gross accounts receivable less the balance of ineligible balances (defined in the Loan Agreement).

Term Note
On August 31, 2021, Lyneer and IDC as co-borrowers entered into a Term Note in the amount of $30,300,000. The proceeds of this loan were primarily used to finance the acquisition of Lyneer by IDC in August 2021. The Term Note matures on February 28, 2026, at which time all outstanding balances are due and payable. There are no scheduled principal payments on the Term Note prior to its maturity date. The Term Note is subordinated to the Revolver and initially bore interest at the stated interest rate of 14% per annum, and currently has a default interest rate of 19%.
On August 12, 2024, the Company entered into the Tenth Amendment and with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Term Note through September 30, 2024. Additionally, the Tenth Amendment revised the Initial Capital Raise milestone and the uplisting milestone dates were subsequently extended to September 30, 2025, or as agreed between the parties. The Tenth Amendment was superseded by the terms of the new Revolving Credit Facility.
On April 28, 2025, the Term Note lender foreclosed on certain amounts of IDC’s stock of Atlantic International Corp. See Note 8: Debt for further information.
The Term Note obligation is joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement discussed above; and as such, the Company deconsolidated its joint and several debt obligations as of the Merger date. See Note 8: Debt for further information.
Lyneer had recognized liability balances on the Term Note of $0 as of both December 31, 2025 and December 31, 2024. The Term Note is allegedly in default and the Company has sued the Term Note Lender. See Note 21: Subsequent Events for further discussion related to the SPP Term Note purported default.
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
Lyneer and IDC did not make the principal and interest payments due July 31, 2023 and October 31, 2023 and any subsequent dates on the Seller Notes as payments to any other debt holders were prohibited by the administrative agent of the lender under the previous lender and also the current Revolver. As provided in the inter-creditor agreement between SLR and the Seller Note holders, Lyneer is prevented from making payments and the Seller Note holders are prevented from accepting payments form Lyneer.
The Seller Note obligation is joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement discussed above; and as such, the Company deconsolidated its joint and several debt obligations as of the Merger date. See Note 8: Debt for further information.
Lyneer had recognized Seller Note liability balances of $0 for both December 31, 2025 and December 31, 2024. The Seller Notes are currently in default, but the note holders can take no action pursuant to the inter-creditor agreement with SLR.
Earnout Notes
As contingent consideration milestones are met in connection with the Transaction Agreement, Lyneer and IDC can elect to pay the milestone payments in cash or to issue notes payable. During 2022, Lyneer and IDC as co-borrowers issued nine promissory notes in the aggregate principal amount of $13,494,133. Payments on each of the Earnout Notes are due in quarterly installments through their amended maturity date of January 31, 2025 and each note bears an amended stated interest rate of 11.25% per annum. On January 16, 2024, Lyneer and IDC as co-borrowers issued six notes payable with an aggregate value of $6,941,521. Payments on each of the Earnout Notes were due in quarterly installments through their maturity date of January 16, 2026 and each note bears interest at a rate of 6.25% per annum. The Company missed the March 31, 2024 principal and interest payment and all subsequent payments and the interest rate increased to the default rate of 11.25%.
Payments to any other debt holders was prohibited by the administrative agent of the previous lender under the Revolver and the New Revolving Credit Facility. As provided in the inter-creditor agreement between SLR and the Earnout

Note holders, Lyneer is prevented from making payments and the Earnout Note holder are prevented from accepting payments from Lyneer.
The Earnout Notes obligation are joint-and-several with IDC and are subject to IDC’s obligation under the Allocation Agreement discussed above; and as such, the Company deconsolidated the Earnout Notes obligations as of the Merger date. See Note 8: Debt for further information.
The Earnout Note liability was $0 for both December 31, 2025 and December 31, 2024. The Earnout Notes are currently in default, but the note holders can take no action pursuant to the inter-creditor agreement with SLR.
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
On January 16, 2024, Lyneer and IDC signed an amendment to the Omnibus Agreement with the holders of the Seller Notes and the Earnout Notes to defer the missed July 31, 2023 and October 31, 2023 principal and interest payments, each in the amount of $1,575,000 plus accrued interest, together with the principal payment in the amount of $1,575,000 plus accrued interest that is payable on January 31, 2024, all of which were payable on February 28, 2024. Lyneer had not refinanced or restructured the credit facility and missed all payments of the Seller Notes and the Earnout Notes during 2024 and is currently in default of the Seller Notes and Earnout Notes, but the note holders can take no action pursuant to the inter-creditor agreement with SLR. The Seller Notes and the Earnout Notes are covered by the Allocation Agreement discussed above; and as such, the Company deconsolidated the Earnout Notes obligations as of the Merger date. See Note 8: Debt for further information.
Credit Agreement
As part of the Merger on June 18, 2024, the Company entered into a secured bridge loan (“Credit Agreement”), which was entered into on the same day, in the principal amount of $1,950,000 at an interest rate of 5% per annum. The Company has accrued interest of $152,208 included in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets as of December 31, 2025.The maturity date of the Credit Agreement was originally September 30, 2024. However, mandatory prepayments shall be made from the Initial Capital Raise, on the issuance of new debt or new equity interests, or upon a change of control. Conditions have not been met to make mandatory prepayments.
On July 22, 2024, the Company entered into an amendment to extend the maturity date of the Credit Agreement to June 18, 2026.
Promissory Note
From April 29, 2019 to April 29, 2020, the Company entered into a series of non-convertible promissory notes (the “Promissory Notes”) with St. Laurent Investments LLC (“St. Laurent”) amounting to $1,375,000. The Promissory Notes had a one-year term, most recently extended through July 31, 2025 or a later date to be mutually agreed upon. The Promissory Notes bear interest accruing at the rate of 5% per annum, and increased to 10% for the period from August 1, 2024 through July 31, 2025. The Company has accrued interest of $220,161 included in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets as of December 31, 2025. On January 23, 2026, the Company and St. Laurent entered into a Confidential Settlement Agreement which satisfied the Promissory Notes in total. See Note 21: Subsequent Events for further information.
Merger Note
In connection with the closing of the Merger on June 18, 2024, we issued to IDC the Merger Note in the principal amount of $35,000,000 that originally matured on September 30, 2024. The Merger Note does not bear interest and is not convertible prior to an event of default under the Merger Note. If an event of default should occur under the Merger Note, the Merger Note will bear interest at the rate of 7% per annum commencing upon the date of such event of default and will be convertible into shares of our common stock at a price per share that equals the lowest daily volume weighted average price per share (VWAP) during the five trading days immediately preceding the date on which the applicable conversion notice is delivered to us, but not less than 80% of the price per share in our Initial Capital Raise, provided, however, that the number of shares of our common stock issuable upon conversion of the Merger Note will not exceed 19.99% of the number of our outstanding shares of common stock without shareholder approval. As we do not currently believe we will have sufficient liquidity and capital resources to pay the Merger Note in full when due, as well as to restructure our joint and several debt obligations, we believe we will have to sell additional equity or debt securities prior to the maturity date of the Merger Note to pay or refinance the Merger Note when due. An event of default under the Merger Note may result in an additional event of default under the Revolver and our other indebtedness for borrowed funds.
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
On April 29, 2025, the Company and IDC entered into an Amended and Restated Convertible Promissory Note which further extended the maturity date to the earlier of March 31, 2027 or the completion of at least a $40 million capital raise. Pursuant to the Amended and Restated Convertible Promissory Note, any amounts paid to BMO will be in satisfaction of this Note. The Company is offsetting the balance related to IDC that was remaining on the previous Revolver and rolled into the New Revolving Credit Facility. See Note 17: Related Party Transactions for IDC’s gross and net offsetting receivables amounts. Below is presented the calculation of the net liability of the Merger Note, excluding unamortized deferred issuance costs.

	Gross Amount	Amount Offset	Net Amount on Consolidating Balance Sheet
Merger Note	$34,882,666	$(6,056,385)	$28,826,281
As of December 31, 2025, and December 31, 2024, the Company has recognized liability balances on the Merger Note of $28,826,281, including $117,334 of unamortized deferred issuance costs and $34,755,435, including $244,565 of unamortized deferred issuance costs, respectively.
Factoring Agreements
During 2025, the Company entered into two agreements to sell future receivables which allows for the factoring of receivables.
•On October 1, 2025, the Company sold $3,150,000 of receivables and received cash proceeds of $2,500,000 less $50,000 in origination fees. The weekly payments are $62,500 and the imputed interest rate is 48.58%.
•On October 21, 2025, the Company sold $1,905,000 of receivables and received cash proceeds of $1,500,000 less $30,000 in origination fees. The weekly payments are $37,798 and the imputed interest rate is 50.61%.
These agreements also allow for a discounted repurchase price if the Company pays the cash proceeds back early.
As of December 31, 2025, and December 31, 2024, the Company has recognized liability balances on the factoring agreements of $3,205,506, including $60,939 of unamortized deferred issuance costs and $0, including $0 of unamortized deferred issuance costs, respectively.
Professional Employer Organization
Lyneer entered into an agreement with Employer’s HR, LLC, on February 19, 2018, to process the Company’s payroll. The initial term of the agreement was 3 years. The Fifth Amendment with the PEO, effective March 21, 2025, extended the term of the agreement through December 10, 2027. The Sixth Amendment with the PEO (“PEO Sixth Amendment”), effective September 29, 2025, prevented the Company from terminating the agreement until October 1, 2026, excepting any provisions related to default or breach. The PEO Sixth Amendment reduced the claims administration fee to $5,000 from $10,000 per workers’ compensation claim. The PEO charges a late payment charge of 1.5% per statement. Any unpaid balance is subject to a 1.5% per calendar month charge until paid in full. The Company is required to prepay collateral in the amount of one or up to two weeks estimated weekly payroll at the discretion of the PEO, which is fully refundable to the Company within 1 year of the date of the final statement. Total amount due to the PEO of $32,894,331 is included in “PEO liability and accrued interest” on the accompanying consolidated balance sheets as of December 31, 2025.

Interest Expense
Total interest expense is comprised of a cash and non-cash component as described in the debt arrangements above. The Company also incurred interest expense related to an agreement with the PEO as described above. Additionally, the Company entered into an agreement with Citibank, N.A. (“Citibank”) on March 5, 2019, whereby Citibank purchases specific receivables and pays the invoices at the discounted amount and the Company incurs a discount charge equal to the Secured Overnight Financing Rate plus 0.75% to process the payments. The discount charged ranged from 4.76% to 5.43% during 2025.
For the years ended December 31, 2025 and December 31, 2024 total interest expense totaled $9,164,495 and $12,004,860, respectively. Interest expense related to the PEO was $3,588,223 and $0 for the years ended December 31, 2025 and December 31, 2024, respectively. Total cash paid for interest for the years ended December 31, 2025 and December 31, 2024 totaled $4,776,722 and $6,926,853, respectively. Interest expense related to the discount charge was $646,634 and $1,093,680 for the years ended December 31, 2025 and December 31, 2024, respectively. The remaining portion of the interest expense was non-cash due to PIK interest, the change in values of the accrued interest liability and amortization of deferred financing costs.
Assessment of Liquidity Position
The Company has assessed its liquidity position as of December 31, 2025 and December 31, 2024. As of December 31, 2025 and December 31, 2024, the total committed resources available were as follows:

	December 31, 2025	December 31, 2024
Cash and Cash Equivalents	$81,134	$678,676

Committed Liquidity Resources Over-advanced	(422,756)	(1,299,463)
Total Committed Resources Over-advanced	$(341,622)	$(620,787)
The Company closed on a new ABL lender facility on April 29, 2025, replacing its obligations under the previous Revolver, with an increased borrowing capacity of up to $70,000,000. The Company is still in process of compiling and filing consolidated financial statements of Circle8, which is a significant subsidiary of Atlantic following closing of the acquisition on January 23, 2026. The Company will continue to evaluate the provisions in Topic 205-40 in future filings upon completion of all acquisition accounting activities and filing of Circle8’s audited consolidated financial statements.
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
Earnout Notes
On November 15, 2022, Lyneer and IDC as co-borrowers issued Year 1 Earnout Notes to LMH with total balances of $5,127,218. The balance of the Year 1 Earnout Notes payable to LMH was $0 for both December 31, 2025 and December 31, 2024. On January 16, 2024, Lyneer and IDC as co-borrowers issued Year 2 Earnout Notes to LMH with a total balance of $2,013,041. The balance of the Year 2 Earnout Notes payable to LMH was $0 for both December 31, 2025 and December 31, 2024. On the date of the Merger, the Company deconsolidated this debt. Refer to Note 8: Debt for additional information. The principal balance of the combined Earnout Notes payable to LMH was $0 for both December 31, 2025 and December 31, 2024. Interest expense incurred on the Earnout Notes to LMH totaled $0 and $292,996 for the years ended December 31, 2025 and 2024, respectively.
Put-Option
LMH had the right, but not the obligation to require IDC to purchase LMH’s 10% interest in the Company (the “LMH Put”). On February 28, 2024, LMH exercised its right to put the LMH Units to IDC and entered into a Put-Call Option

Note on April 17, 2024, in the amount of $10,796,912. While not formalized until April 17, 2024, the terms of the Put-Call Option Note were agreed to by all parties prior to March 31, 2024 and as such, the Company gave effect to the transaction as of March 31, 2024. The Put-Call Option Note provides that IDC would own one hundred percent (100%) of all the membership interests in Lyneer Investments and requires IDC to pay 50% of outstanding principal six months after issuance with the remaining 50% payable in six equal quarterly payments beginning on December 31, 2024 and continuing until the maturity date of June 30, 2026. The Put-Call Option Note provides for the acceleration of payment principal under certain conditions, including upon a change of control, as defined. The Put-Call Option Note bears interest at a stated annual interest rate of 5.25% which is payable quarterly in arrears commencing December 31, 2024. IDC may prepay the Put-Call Option Note at any time without premium or penalty. The Put-Call Option Note contains customary covenants.
As part of the consummation of the Merger on June 18, 2024, IDC paid $2,000,000 to LMH as a partial payment on the Put-Call Option Note. IDC is in default to LMH.
On June 18, 2024 as part of the Merger, LMH entered into a $6,000,000 guarantee agreement with the PEO, replacing and cancelling the $6,000,000 letter of credit previously held by the lenders of the previous Revolver. This obligation was terminated on December 31, 2024.
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
As a result of the Merger, the Company was required to file short-term income tax returns for the periods of January 1, 2024 to June 18, 2024 and June 19, 2024 to December 31, 2024. For the first short-period, Lyneer and IDC filed consolidated income tax returns in certain states. In connection with this arrangement the Company recorded a liability payable to IDC for taxes payable by IDC which represented taxes attributable to the Company’s operations included on consolidated state and local income tax returns filed by IDC. These amounts were determined by calculating the Company’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $548,432 for both December 31, 2025 and December 31, 2024, and are included in “other receivables” and “due to related parties” on the accompanying consolidated balance sheets as of December 31, 2025, and December 31, 2024, respectively. For the second short-period ended December 31, 2024, Lyneer filed consolidated income tax returns with Atlantic International Corp.
Total amounts receivable from IDC, amounted to $1,369,833 as of December 31, 2025 and is included in “other assets” on the accompanying consolidated balance sheets. This consists of $500,000 related to the expenses paid by Lyneer for the balance remaining on the previous Revolver rolled into the New Revolving Credit Facility, $1,418,265 related to expenses incurred by IDC and paid by Lyneer and $548,432 payable to IDC for taxes payable. The total amounts payable to IDC amounted to $2,091,035 as of December 31, 2024 and is included in “due to related parties” on the accompanying consolidated balance sheets. This consists of $1,542,603 related to a payable to IDC for expenses they paid for Lyneer and $548,432 payable to IDC for taxes payable.
Pursuant to the Amended and Restated Convertible Promissory Note, any amounts paid to BMO will be in satisfaction of this Note. The Company is offsetting the balance related to IDC that was remaining on the previous Revolver and rolled into the New Revolving Credit Facility. See Note 8: Debt for the Company’s gross and net offsetting liability amounts. Below is presented the calculation of the net amount of the receivable from IDC included in “other assets” on the accompanying consolidated balance sheets.

	Gross Amount	Amount Offset	Net Receivable from IDC included in “Other assets” on Consolidating Balance Sheet
Receivable from IDC included in “Other assets”	$7,426,218	$(6,056,385)	$1,369,833
On June 18, 2024, the Company entered into a $35,000,000 Merger Note with IDC. See Note 8: Debt for further discussion. Additionally, IDC was issued 25,423,729 shares of the Company’s common stock at a market value of $2.36 per share, or $60,000,000 in the aggregate.

On April 28, 2025, IDC was no longer considered a related party according to ASC Topic 850 — Related-party Disclosures.
Transactions with SPP Credit Advisors, LLC (“SPP”)
On June 18, 2024, the Company entered into a secured bridge loan (“Credit Agreement”) in the principal amount of $1,950,000 at an interest rate of 5% per annum. The maturity date of the Credit Agreement was originally September 30, 2024. However, mandatory prepayments shall be made from the Initial Capital Raise, on the issuance of new debt or new equity interests, or upon a change of control. Conditions have not been met to make mandatory prepayments.
On July 22, 2024, the Company entered into an amendment to extend the maturity date of the Credit Agreement to June 18, 2026.
Off Balance Sheet Arrangements
The Company did not have any off-balance sheet arrangements or any holdings in variable interest entities as of December 31, 2025. Any off-balance sheet arrangement of Circle8, which was acquired by Atlantic on January 23, 2026 will be reflected in the audited financial statements of Circle8 to be filed with the SEC on Form 8-K/A after the date of this report.
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
Revenue Recognition
The Company derives its revenues from two service lines: temporary placement services and permanent placement and other services. Revenues are recognized when promised goods or services are delivered to customers in an amount that reflects the consideration with which Lyneer expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606 — Revenue From Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) it identifies the contracts with a customer; (ii) it identifies the performance obligations in the contract; (iii) it determines the transaction price; (iv) it allocates the transaction price to the performance obligations in the contract; and (v) it recognizes revenue when (or as) the Company satisfies a performance obligation.
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
Intangible Assets
The Company’s identifiable intangible assets as of December 31, 2025 and December 31, 2024 consisted of customer relationships and tradenames and were initially recognized as a result of the Transaction and represent definite lived intangible assets. The Company does not currently have any indefinite lived intangible assets. Intangible assets are amortized using the straight-line method over their estimated useful lives.
In accordance with the accounting standard for the impairment or disposal of long-lived assets under ASC 360, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable (i.e., information indicates that an impairment might exist).
For long-lived assets to be held and used, the Company recognizes an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. For the years ended December 31, 2025 and December 31, 2024 no impairments were recognized on our intangible assets.
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
The Company assesses, on a quarterly basis, the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. The assessment considers all available positive or negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

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

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Atlantic International Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atlantic International Corp. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses and expects future losses that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Las Vegas, Nevada
April 15, 2026
PCAOB ID Number 587

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$81,134	$678,676
Accounts receivable, net of allowance of $3,222,723 and $2,726,107	65,750,593	64,074,337
Unbilled accounts receivable	4,242,245	9,368,565
Prepaid income taxes	1,162,127	1,202,405
Prepaid expenses and other current assets	1,961,320	1,696,010
Deposits, current	8,000,000	8,000,000
Total current assets	81,197,419	85,019,993
Non-current assets
Property and equipment, net	239,207	307,620
Right-of-use assets	2,933,582	2,067,906
Intangible assets, net	26,602,223	31,395,556
Deposits, long-term	279,769	271,318
Other assets	1,977,636	689,283
Total non-current assets	32,032,417	34,731,683
Total assets	$113,229,836	$119,751,676
Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$5,110,155	$2,028,100
Accrued expenses and other current liabilities	19,647,785	21,612,253
PEO liability and accrued interest	32,894,331	23,321,262
Due to related parties	—	2,091,035
Current operating lease liabilities	1,459,704	1,313,128
Line of credit, current portion	49,308,253	42,508,379
Notes payable, current portion	1,375,000	1,375,000
Notes payable, current portion - related parties	1,950,000	—
Other debt, current portion	3,205,506	—
Total current liabilities	114,950,734	94,249,157
Non-current liabilities
Notes payable, net of current portion	28,826,281	1,950,000
Notes payable, net of current portion - related parties	—	34,755,435
Non-current operating lease liabilities	1,543,091	813,740
Total non-current liabilities	30,369,372	37,519,175
Total liabilities	145,320,106	131,768,332
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $0.00001 par value; 20,000,000 shares authorized and none issued at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized; 55,713,259 and 53,130,946 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	557	531
Additional paid-in capital	162,819,982	123,462,703
Accumulated deficit	(194,910,809)	(135,479,890)
Total stockholders’ deficit	(32,090,270)	(12,016,656)
Total liabilities and stockholders’ deficit	$113,229,836	$119,751,676
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Service revenue, net	$435,878,730	$442,609,814
Cost of revenue	389,892,967	395,431,491
Gross profit	45,985,763	47,178,323
Selling, general and administrative	91,289,682	64,021,052
Depreciation and amortization	4,928,514	4,991,863
(Loss) income from operations	(50,232,433)	(21,834,592)
Loss on debt extinguishment	—	1,213,379
Advisory fees paid in merger	—	43,000,000
Interest expense	9,164,495	12,004,860
Other expense	—	52,047,957
Net loss before provision for income taxes	(59,396,928)	(130,100,788)
Income tax expense	(33,991)	(5,379,102)
Net loss	$(59,430,919)	$(135,479,890)

Net loss per share, basic and diluted	$(1.08)	$(3.68)

Weighted-average shares outstanding, basic and diluted	54,846,155	36,783,626
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Mezzanine Capital		Members’ Capital (Deficit)			Stockholders’ Deficit
			Non-Redeemable Interests			Common Stock
	Redeemable Interests	Total Mezzanine Capital	Contributed Capital	Accumulated (Deficit)	Total Members’ (Deficit)	Shares		Amount		Additional Paid in Capital		Accumulated Deficit		Total Stockholders’ Deficit
Balance - December 31, 2023	$10,663,750	$10,663,750	$11,786,313	$(61,804,116)	$(50,017,803)	25,423,729		$254		$22,449,809		$(61,804,116)		$(39,354,053)
Net loss	-	-	-	-	-	-		-		-		(135,479,890)		(135,479,890)
Capital contribution	-	-	1,033,969	-	1,033,969	-		-		1,033,969		-		1,033,969
Accretion to redemption value	133,162	133,162	(133,162)	-	(133,162)	-		-		-		-		-
Redemption of redeemable interests	(10,796,912)	(10,796,912)	10,796,912	-	10,796,912	-		-		-		-		-
Effect from merger	-	-	(23,484,032)	61,804,116	38,320,084	-		-		(1,804,116)		61,804,116		60,000,000
Stock based compensation	-	-	-	-	-	-		-		45,202,329		-		45,202,329
Stock issued for RSUs	-	-	-	-	-	9,106,231		91		(91)		-		-
Recapitalization of legacy company	-	-	-	-	-	380,648		4		(1,703,193)		-		(1,703,189)
Deemed contribution of debt deconsolidation from related party	-	-	-	-	-	-		-		15,284,178		-		15,284,178
Advisory fees paid in merger	-	-	-	-	-	18,220,338		182		42,999,818		-		43,000,000
Balance - December 31, 2024	$-	$-	$-	$-	$-	53,130,946	-	$531	$-	$123,462,703	$-	$(135,479,890)	$-	$(12,016,656)
Net loss	-	-	-	-	-	-		-		-		(59,430,919)		(59,430,919)
Stock based compensation	-	-	-	-	-	-		-		36,142,434		-		36,142,434
Shares issued for services	-	-	-	-	-	215,148		2		836,398		-		836,400
Shares issued to legacy stockholders	-	-	-	-	-	773,944		8		2,378,463		-		2,378,471
Stock issued for RSUs	-	-	-	-	-	1,593,221		16		(16)		-		-
Balance - December 31, 2025	$-	$-	$-	$-	$-	55,713,259		$557		$162,819,982		$(194,910,809)		$(32,090,270)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Net loss	$(59,430,919)	$(135,479,890)
Adjustments to reconcile net loss to net cash used in/provided by operating activities:
Bad debt expense	1,037,806	957,031
Amortization, deferred financing cost	210,495	594,275
Loss on debt extinguishment	—	1,213,379
Interest paid in kind	—	1,239,373
Deferred income taxes	—	5,242,610
Settlement claim to be paid in shares	—	11,101,671
Shares issued for services	836,400	43,000,000
Depreciation and amortization expense	4,928,514	4,991,864
Right-of-use amortization expense	1,662,897	1,675,791
Share based compensation	36,142,434	45,202,329
Changes in operating assets and liabilities:
Accounts receivable	(2,714,062)	(6,212,536)
Unbilled accounts receivable	5,126,320	(3,707,812)
Prepaid expenses and other current assets	(265,310)	(1,011,999)
Prepaid income taxes	40,278	79,520
Deposits	(8,451)	5,049
Other assets	(1,288,353)	(230,360)
Accounts payable	3,082,055	1,228,532
Due to related parties	(2,091,035)	1,033,969
Income taxes payable	—	13,913
Accrued expenses and other current liabilities	9,987,072	31,685,592
Contingent consideration liability	—	(6,941,521)
Operating lease liability	(1,652,646)	(1,665,138)
Net cash used in operating activities	(4,396,505)	(5,985,036)
Cash flows from investing activities
Purchase of property and equipment, net	(66,768)	(73,456)
Net cash used in investing activities	(66,768)	(73,456)
Cash flows from financing activities
Borrowings on revolving line of credit	478,368,176	440,079,628
Payments on revolving line of credit	(471,422,154)	(442,992,103)
Borrowings on notes payable	—	1,950,000
Payments on notes payable	(6,056,385)	—
Borrowings on other debt	4,000,000	—
Payments on other debt	(733,555)	—
Deemed capital contribution from recapitalization	—	6,666,216
Debt issuance costs payment	(290,351)	(319,500)
Net cash provided by financing activities	3,865,731	5,384,241
Net decrease in cash and cash equivalents	(597,542)	(674,251)
Cash and Cash Equivalents – Beginning of period	678,676	1,352,927
Cash and Cash Equivalents – End of period	$81,134	$678,676

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$4,776,722	$6,926,853
Non-cash investing and financing activities:
Settlement shares issued to legacy stockholders	$2,378,471	$—
Derecognition of debt, net related to debt deconsolidation	$—	$(68,946,155)
Accretion of redeemable units to redemption value	$—	$133,162
Unpaid debt issuance costs added to Term Note	$—	$600,000
Notes payable issued for amounts due under contingent consideration arrangements	$—	$6,941,521
Deemed capital contribution	$—	$1,033,969
Change in related parties	$—	$(6,338,027)
Deemed capital contribution from Merger	$—	$8,617,962
Liabilities assumed in Merger	$—	$1,703,193
Recapitalization of equity as a result of the Merger	$—	$73,580,989
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
Lyneer Investments, LLC (“Lyneer Investments”) is a limited liability company formed in the State of Delaware on January 9, 2018, which was owned by its members and is now a wholly-owned subsidiary of the Company. The members of Lyneer Investments have limited personal liability for the obligations and debts of Lyneer Investments under Delaware law. Lyneer Holdings, Inc. (“Lyneer Holdings”), a wholly-owned subsidiary of Lyneer Investments, and Lyneer Staffing Solutions, LLC (“LSS”), a wholly-owned subsidiary of Lyneer Holdings, were also incorporated and formed, respectively, in the State of Delaware on January 9, 2018. Lyneer Investments, Lyneer Holdings, and LSS are collectively referred to herein as “Lyneer.”
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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the accounting and disclosure rules and regulations of the United States Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements include the consolidated accounts of Atlantic International Corp, Lyneer Investments, Lyneer Holdings and LSS. All significant intercompany transactions and balances have been eliminated in consolidation.
On August 31, 2021 (the “Acquisition Date” or the “Transaction Date”), IDC Technologies, Inc. (“IDC”), a California corporation (“Parent”, “IDC” or the “Acquirer”) obtained a controlling financial interest in Lyneer Investments by acquiring ninety (90%) percent of Lyneer Investments’ outstanding equity (the “Transaction”) pursuant to a membership interest purchase agreement (the “Transaction Agreement”) executed with the selling parties (“Sellers”). Following the closing of the Transaction, one of the Sellers, Lyneer Management Holdings, LLC (“LMH”) an entity owned primarily by certain members of the executive management team of the Company continued to own a 10% equity interest in Lyneer. The Transaction represented a change of control with respect to Lyneer Investments and was accounted for as a business combination in accordance with the guidance prescribed in Accounting Standard Codification (“ASC”) Topic 805 —Business Combinations (“ASC 805”). Lyneer Investments applied pushdown accounting as of the Acquisition Date. On February 28, 2024, LMH exercised its right to put the LMH Units to IDC and IDC owned 100% of all the membership interests in Lyneer Investments.
On October 29, 2024, the Company formed a subsidiary in Delaware. This inactive subsidiary is named A36 Merger Sub, Inc. and all 100 shares of its common stock are owned by the Company.
Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the accounting and disclosure rules and regulations of the United States Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements include the consolidated accounts of Atlantic International Corp, Lyneer Investments, Lyneer Holdings and LSS. All significant intercompany transactions and balances have been eliminated in consolidation.

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
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the consolidated balance sheets and consolidated statements of cash flows.

Note 2: Merger and Acquisition
On May 29, 2023 and subsequently amended on June 23, 2023, October 5, 2023, October 17, 2023, November 3, 2023, January 16, 2024, March 7, 2024 and April 15, 2024, the Company, now known as Atlantic International Corp., a Delaware corporation (“SeqLL”), a Delaware corporation, SeqLL Merger, LLC, a Delaware limited liability company (“SeqLL Merger Sub”), Atlantic Acquisition Corp., a Delaware corporation (“Atlantic”), Atlantic Merger LLC, a Delaware limited liability company and a majority-owned subsidiary of Atlantic (“Atlantic Merger Sub”), Lyneer, IDC and LMH, a Delaware limited liability company (“Lyneer Management”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (i) Atlantic Merger Sub was merged with and into Lyneer with Lyneer continuing as the surviving entity and as an approximately 41.7%-owned subsidiary of Atlantic, and an approximately 58.3%-owned subsidiary of IDC, and (ii) SeqLL Merger Sub was subsequently be merged with and into Lyneer, with Lyneer continuing as the surviving entity and a wholly-owned subsidiary of the Company (collectively referred to as the “Merger”).
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
In addition, upon the closing of the Merger:
•Atlantic Acquisition Corp (“AAC”) entered into an Assignment and Assumption Agreement pursuant to which AAC irrevocably assigned and transferred to the Company all of AAC’s rights, title and interest to various intangible assets in exchange for a portion of the Atlantic Consideration. The Company assumed all of the employment and consulting agreements of AAC personnel and paid/or expects to pay approximately $4.4 million of accrued wages and bonuses. The Company assumed obligations of AAC to issue 593,221 shares to certain advisors upon completion of the Merger, and an additional 1.3 million shares under a directors agreement. See Note 9: Accrued Expenses and Other Current Liabilities for further discussion.
•The Company escrowed 4,704,098 shares of common stock that may be issued to certain of the Company’s stockholders of record as of September 26, 2023, as part of a settlement offer (the “Settlement Offer”) to be commenced within 90 days of the closing of the Merger to settle any claims for the failure to declare and pay certain previously-announced dividends of cash and common stock.
•In addition, following completion of the Merger, subject to the terms and conditions of an Asset Purchase Agreement dated as of May 29, 2023, between the Company and SeqLL Omics, an entity formed by Daniel Jones, the Company’s former Chairman and Chief Executive Officer, and certain other former employees of the Company for the purpose of carrying on the Company’s pre-Merger business following the Merger, SeqLL Omics purchased from the Company for a purchase price of $1,000 all of the Company’s assets, including cash and cash equivalents, and transferred all liabilities other than a promissory note in the principal amount of $1,375,000 to a former co-founder of SeqLL that was due on July 31, 2025 and a one-year leasehold obligation. On January 23, 2026, the Company and St. Laurent Investments LLC (“St. Laurent”) entered into a Confidential Settlement Agreement which satisfied the Promissory Notes in total. See Note 21: Subsequent Events for further information.
Determination of Accounting Acquirer
The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, although SeqLL acquired all of the outstanding equity interests of Lyneer in the Merger, we will be treated as the “acquiree” and Lyneer will be treated as the “acquirer” for financial reporting purposes. Accordingly, the Merger is reflected as the equivalent of Lyneer issuing shares for SeqLL’s net assets, followed by a recapitalization whereby no goodwill or other intangible assets are recorded. Operations prior to the Merger will be those of Lyneer. There is no accounting effect or change in the carrying amount of the assets and liabilities because of the Merger. The Merger does not represent a business combination accounted for accounting purposes under ASC 805, because neither Atlantic Merger LLC nor SeqLL will meet the definition of a business.
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
Contracts with certain customers allow the Company to charge interest at a rate of 1.5% per month once invoices are considered delinquent, which varies based on the terms of the contracts. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management assesses the valuation allowance in accordance with ASU 2016-13, Financial Instruments — Credit Losses, estimating for all credit losses inherent in the receivable portfolio, not just on receivables that are showing signs of impairment. Management individually reviews all past due accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management performs a comprehensive analysis of its entire accounts receivable portfolio and identifies potentially impaired receivables in each aging bucket. Additionally, management calculates and applies a loss rate to each aging bucket in its receivable portfolio to reserve for all expected credit losses on accounts receivable.
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
Joint and Several Liability Arrangements
In connection with the Transaction, the Company has entered into several debt facilities under which it is jointly and severally liable for repayment with its parent IDC. The Company measures obligations resulting from joint and several liability arrangements in accordance with ASC 405-40 — Obligations Resulting from Joint and Several Liability Arrangements (“ASC 405-40”). ASC 405-40 requires that when determining the amount of liability to recognize under a joint and several obligation, a reporting entity which is an obligor under a joint and several liability arrangement first look to the terms of a related agreement with its co-obligors and record an amount equal to what it is obligated to pay under that agreement, plus any amount it expects to pay on behalf of the co-obligors. If no agreement with the co-obligors exists a reporting entity should recognize the full amount that it could be required to pay under the joint and several liability obligation. The offsetting journal entry upon the Company’s recognition of amounts under joint and several liability arrangements will differ based on the substance of the transactions or events that gave rise to recognition. In cases where a joint and several liability arises because the Company has received cash proceeds for use in its own operations the offsetting entry is generally a debit to cash. In cases where the Company has recognized a liability and funds were borrowed for the benefit of IDC, the Company generally recognizes a deemed distribution within its consolidated statements of changes in stockholders’ equity (deficit). The Company records associated interest expense and associated debt issuance costs for all amounts that it has recognized in its financial statements under joint and several liability obligations. Amounts recognized in the Company’s financial statements represents its portion of amounts Lyneer expects to repay under its respective joint and several liability agreements as of December 31, 2025 and December 31, 2024, respectively. As of the date of the Merger, the Company deconsolidated its joint and several debt obligations as it believes it is reasonably probable that IDC has the ability to repay their portion. See Note 8: Debt for more information.
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
Redeemable Units
Certain outstanding ownership interests of the Company were redeemable upon certain defined events that were determined to be outside of the Company’s control during the period ended December 31, 2022. Accordingly, these ownership interests were initially recorded in mezzanine capital and subject to subsequent measurement under the guidance provided under ASC Topic 480 — Distinguishing Liabilities from Equity (“ASC 480”). Pursuant to ASC 480, contingently redeemable equity instruments that are not redeemable as of the balance sheet date but probable of becoming redeemable in the future, should be accreted to their redemption value either immediately or ratably. The Company performs an assessment as to whether an outstanding contingently redeemable instrument is probable of becoming redeemable in the future at each reporting date. The Company has elected to recognize changes in redemption value immediately upon the determination that an outstanding instrument is probable of becoming redeemable in the future. Increases in the redemption value of contingently redeemable units are recorded as an increase in mezzanine capital and a reduction of members’ capital. These units were exercised on February 28, 2024 and were reclassed to permanent equity.
Intangible Assets
The Company’s identifiable intangible assets as of December 31, 2025 and 2024 consist of the Company’s customer relationships and tradenames and were initially recognized as a result of the Transaction. The Company’s intangible assets are amortized using the straight-line method over their estimated useful lives.

Impairment of Long-Lived Assets
In accordance with ASC Topic 360 — Property, Plant, and Equipment, the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
For long-lived assets to be held and used, the Company recognizes an impairment loss only if the asset’s carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. For the years ended December 31, 2025 and 2024, there was no impairment of the Company’s long-lived assets.
Leases
The Company is a lessee under various noncancellable operating leases.
The Company accounts for leases in accordance with ASC Topic 842 — Leases (“ASC 842”). The Company determines if an arrangement is or contains a lease at contract inception. If a contract is or contains a lease, the Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date.
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

Revenue Recognition
Service Revenues
The Company derives its revenues from two service lines: temporary placement services and permanent placement and other services. Revenues are recognized when promised goods or services are delivered to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606 — Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) it identifies the contract with a customer; (ii) it identifies the performance obligations in the contract; (iii) it determines the transaction price; (iv) it allocates the transaction price to the performance obligations in the contract; and (v) it recognizes revenue when (or as) the Company satisfies a performance obligation.
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

Advertising Expense
The Company expenses advertising costs as incurred. For the years ended December 31, 2025 and December 31, 2024, the Company recorded advertising expense of $674,958 and $968,077, respectively. Advertising expense is included in “selling, general and administrative” on the accompanying consolidated statements of operations.
Stock-based Compensation
The Company has a stock-based compensation plan, which is described more fully in Note 18: Stock-Based Compensation. In accordance with ASC Topic 718 — Compensation-Stock Compensation, compensation expense associated with restricted stock units is equal to the closing price of the Company’s stock on the date of grant and is recorded pro rata over the required service period. Compensation expense associated with stock options is equal to the fair market value of the stock on the date of grant and is recorded pro rata over the exercise period.
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
The Company assesses, on a quarterly basis, the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. The assessment considers all available positive or negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.
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
Liquidity and Going Concern
Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with lenders will remain available to us.
In accordance with ASC Topic 205-40 — Going Concern, Management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern. This evaluation includes considerations related to financial and other covenants contained in the Company’s credit facilities, as well as forecasted liquidity for the new combined company including Circle8. Atlantic has concluded that there is substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of its consolidated financial statements. This conclusion was reached primarily because the consolidated financial information as of the acquisition date is still being prepared and compiled, including an analysis of liabilities extinguished pursuant to the terms of the Acquisition Agreement. The Company will continue to evaluate the provisions in Topic 205-40 in future filings upon completion of all acquisition accounting activities and filing of Circle8’s audited consolidated financial statements and combined pro forma financial statements. The Company expects that the combination with Circle8 will enhance scale, liquidity, and access to capital, positioning the combined entity for potential premium valuation multiples and expanded international reach with established global clients. Management further anticipates that the transaction will drive operating efficiencies, improve profitability, and strengthen revenue stability through a diversified customer base and balanced geographic exposure across the United States and Europe.
Recent Accounting Pronouncements
Standards Recently Adopted
In December 2023, the FASB issued ASU 2023-09 — Income Taxes (“ASU 2023-09”) to enhance income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company adopted ASU 2023-09 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The Company does not believe ASU 2023-09 have a material effect on its consolidated financial statements.
Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 — Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”) to improve the disclosures about an entity’s expenses and provide more detailed information about the types of expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company plans to adopt ASU 2024-03 for the reporting period December 31, 2026.

In January 2025, the FASB issued ASU 2025-01 — Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2025-01”) to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt ASU 2025-01 for the annual reporting period December 31, 2026 and interim periods for the quarterly reporting period March 31, 2027.
In May 2025, the FASB issued ASU 2025-03 — Business Combinations (Topic 805) and Consolidation (Topic 810) (“ASU 2025-03”) to improve the requirements for identifying the accounting acquirer in Topic 805. Under ASU 2025‑03, when a business combination is effected primarily through the exchange of equity interests, the reporting entity must apply the factors in ASC 805‑10‑55‑12 through 55‑15 to determine the accounting acquirer, regardless of whether the legal acquiree is a variable interest entity (“VIE”). Accordingly, we evaluate the guidance in ASC 805‑10‑55‑12 through 55‑15 to determine which entity should be identified as the accounting acquirer. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those reporting periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company plans to early adopt ASU 2025-03 to account for the Circle8 acquisition.
In December 2025, the FASB issued ASU 2025-11 — Interim Reporting (Topic 270) (“ASU 2025-11”) to clarify interim disclosure requirement and the applicability of Topic 270. An amendment added a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. The Company plans to adopt ASU 2025-11 for the reporting period December 31, 2027.
The Company does not believe any other recently issued but not yet effective accounting pronouncements will have a material effect on its consolidated financial statements.
Note 4: Revenue Recognition and Accounts Receivable
The Company’s disaggregated revenues are as follows:

	Year Ended December 31,
	2025	2024
Temporary placement services	$431,401,261	$438,820,825
Permanent placement and other services	4,477,469	3,788,989
Total service revenues, net	$435,878,730	$442,609,814
When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because all its revenues are from placement services, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from its revenue generating activities. For the period ended December 31, 2024, revenues from the Company’s largest customer accounted for approximately 16% of consolidated revenues; no other customers accounted for more than 10% of the Company’s consolidated revenues in either period. Economic factors specific to this customer could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.
Contract assets consists of unbilled accounts receivable of $4,242,245 and $9,368,565 as of December 31, 2025 and December 31, 2024, respectively. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment upon receipt of invoice.
Accounts receivable is as follows:

	December 31, 2025	December 31, 2024
Accounts receivable	$68,973,316	$66,800,444
Allowance for doubtful accounts	(3,222,723)	(2,726,107)
Accounts receivable, net	$65,750,593	$64,074,337
The Company’s accounts receivable serves as collateral for the current Revolver and the Term Note has a second lien after the Revolver.

The Company recognized $1,037,806 and $957,031 of bad debt expense during the years ended December 31, 2025 and 2024, respectively.
None of the Company’s customers accounted for more than 10% of the Company’s accounts receivable as of December 31, 2025 and December 31, 2024.
Note 5: Property and Equipment
Property and equipment consisted of the following:

	December 31, 2025	December 31, 2024	Estimated Useful Life
Computer equipment and software	$870,685	$803,917	3 years
Office equipment	94,876	94,876	5 years
Furniture and fixtures	169,258	169,258	7 years
Leasehold improvements	18,420	18,420	Lesser of lease term or asset life
Total	$1,153,239	$1,086,471
Less: accumulated depreciation and amortization	(914,032)	(778,851)
Property and equipment, net	$239,207	$307,620
Total depreciation expense of $135,181 and $198,531 was recorded during the years ended December 31, 2025 and 2024, respectively and is included in “depreciation and amortization” in the accompanying consolidated statements of operations.
The carrying value of the Company’s property and equipment serving as collateral for the Company’s outstanding indebtedness amounted to $239,207 and $305,922 as of December 31, 2025 and 2024, respectively.
Note 6: Intangible Assets
Intangible assets consisted of the following:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$35,000,000	$(10,117,777)	$24,882,223	$35,000,000	$(7,784,444)	$27,215,556
Trade Name	12,400,000	(10,680,000)	1,720,000	12,400,000	(8,220,000)	4,180,000
Total intangible assets	$47,400,000	$(20,797,777)	$26,602,223	$47,400,000	$(16,004,444)	$31,395,556
Total amortization expense of $4,793,333 was recorded during both the years ended December 31, 2025 and 2024. Amortization expense related to intangible assets is included in “depreciation and amortization” on the accompanying consolidated statements of operations.
As of December 31, 2025 scheduled future amortization of the Company’s intangible assets is as follows for each of the next five years and thereafter:

2026	$4,053,333
2027	2,333,334
2028	2,333,333
2029	2,333,333
2030	2,333,334
Thereafter	13,215,556
Total	$26,602,223

The Company continuously monitors for events and circumstances that could indicate that it is more likely than not that its finite lived intangible assets and other long-lived assets are impaired or not recoverable (a triggering event). During the year ended December 31, 2025, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, and overall financial performance of the Company. Based on the analysis of relevant events and circumstances, the Company concluded a triggering event had not occurred as of December 31, 2025.
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
The Company maintains operating leases for corporate and field offices. The Company’s leases have initial terms ranging from one month to three years, some of which include the option to renew, and some of which include an early termination option. During the year ended December 31, 2025, the Company extended certain of its leases for periods ranging from one to five years.
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
Discount Rate and Lease Term
The following table summarizes the weighted average remaining lease term and discount rate for operating leases as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term for operating leases	2.31 years	2.07 years
Weighted average discount rate for operating leases	6.15%	6.29%

Lease Costs and Activity
The Company’s lease costs and activity are as follows:

	Year Ended December 31,
Operating Lease Cost	2025	2024
Fixed lease costs to non-related parties	$1,695,195	$1,723,037
Variable lease costs to non-related parties	238,593	224,041
Total lease cost	$1,933,788	$1,947,078

	Year Ended December 31,
Supplemental Cash Flow Disclosures	2025	2024
Cash paid to non-related parties for the amounts included in the measurement of operating lease liabilities	$1,685,281	$1,703,706
Right-of-use assets obtained in exchange of new operating lease liabilities	$456,396	$429,121
Maturity of Lease Liabilities
The following table summarizes the future minimum payments for operating leases as of December 31, 2025, due in each year ending December 31:

Year	Minimum Lease Payments
2026	$1,589,387
2027	1,144,197
2028	312,307
2029	117,217
2030	38,499
Thereafter	6,448
Total lease payments	$3,208,055
Less: imputed interest	(205,260)
Present value of operating lease liabilities	$3,002,795
Note 8: Debt
Some of the Company’s debt obligations consist of joint and several liabilities with the Company’s parent which are accounted for under ASC 405-40. Lyneer will remain jointly and severally liable with IDC to the lenders of the debt obligations until such time as such joint and several indebtedness is restructured. As of the date of the Merger, the Company deconsolidated the joint and several liabilities with regard to the Debt Allocation Agreement, dated December 31, 2023, between Lyneer and IDC. See below for further discussion.

The table below provides a breakdown of the Company’s recognized debt:

	December 31, 2025	December 31, 2024
Revolver	$49,454,401	$42,508,379
Credit Agreement	1,950,000	1,950,000
Promissory Note	1,375,000	1,375,000
Merger Note	28,943,615	35,000,000
Other debt	3,266,445	—
Less: unamortized debt issuance costs	(324,421)	(244,565)
Total debt	$84,665,040	$80,588,814

Current portion	$55,838,759	$43,883,379
Non-current portion	$28,826,281	$36,705,435
On April 29, 2025, the Company closed on a new ABL lender with a maturity date of April 29, 2028. See below for further discussion.
Debt Allocation Agreement
Lyneer and IDC entered into a debt allocation agreement (the “Allocation Agreement”) dated as of December 31, 2023, which specifies and allocates responsibility for repaying (or refinancing) the joint-and-several debts between Lyneer and IDC. The Company reassessed its accounting for joint-and-several liabilities under ASC 405-40 as of the Merger date and concluded it is reasonably probable that IDC can repay their portion of the debt allocated per the Allocation Agreement. As a result, the Company deconsolidated its joint and several debt obligations. See Revolver (discussing the previous BMO Revolver), Term Note, Seller Notes and Earnout Notes below for those joint-and-several debts that are applicable to the Allocation Agreement. At December 31, 2025, such indebtedness totaled $70,373,516.
Revolver
The Company maintained a Revolver with BMO Bank, N.A. (“BMO”) as a co-borrower with its former parent company, IDC, with an initial available borrowing capacity of up to $125,000,000, when originally executed in 2022. The facility was partially used to finance the acquisition of Lyneer Investments by IDC in August 2021, with additional borrowing capacity available under the Revolver to finance the Company’s working capital. All the Company’s cash collections and disbursements are currently linked with bank accounts associated with the Lender and funded using the Revolver. These borrowings are determined by the Company’s availability based on a formula of billed and unbilled accounts receivable as defined in the loan agreement.
On April 29, 2025, the Company’s subsidiary, Lyneer Staffing Solutions, LLC (“Lyneer”) entered into a Loan and Security Agreement (the “Loan Agreement”) with North Mill Capital, LLC (d/b/ SLR Business Credit (“SLR”)), providing for a $70 million (“Advance Limit”) senior secured revolving credit facility (the “New Revolving Credit Facility”). The Loan Agreement replaced Lyneer’s prior senior secured revolving credit facility provided by BMO. Lyneer’s previous lender entered into a term loan of $6,000,000 with IDC and Lyneer for IDC’s shortfall owed to BMO, plus a $1,000,000 exit fee. The $6,000,000 term loan and $1,000,000 exit fee are joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement with IDC discussed above. BMO also assumed 3,439,803 shares of Atlantic International Corp. previously owned by IDC as collateral for the new term loan. The Company incurred $188,351 in issuance costs and, according to ASC 470 – Debt, is deferring these costs and will amortize as an adjustment to interest expense over the remaining term using the effective interest method.
The interest rate on the New Revolving Credit Facility is calculated as 1.00% per annum above the Prime Rate, but not less than 5.75% per annum. The interest rate as of December 31, 2025 was 7.75% per annum.
The New Revolving Credit Facility matures on April 29, 2028, unless the lender, at its option, in writing agrees to extend for a period of one year.
As of December 31, 2025, and December 31, 2024, the Company has recognized liability balances on the Revolver of $49,308,253, including $146,148 of unamortized deferred issuance costs and $42,508,379, including $0 of unamortized deferred issuance costs, respectively.

Borrowings under the Revolver (as amended on November 15, 2022) were classified as one of the following:
•Secured overnight financing rate (“SOFR”) Revolving Credit Loans
•SOFR First-in-last-out (“FILO”) Loans
•Base Rate Revolving Credit Loans
•Base Rate FILO Loans
•Swing-Line Loans
Borrowings under the New Revolving Credit Facility are calculated as 1.00% per annum above the Prime Rate, but not less than 5.75% per annum. The interest rate as of December 31, 2025 was 7.75% per annum.
The table below summarizes the interest rates, per annum, on each loan type as of December 31, 2025 and 2024, respectively.

	As of December 31,
	2025	2024
New Revolving Credit Agreement	7.75%	N/A

Previous Revolver
Base Rate Revolving Credit Loans	N/A	12.25%
Swing-Line Loans	N/A	—%
Base Rate FILO Loans	N/A	—%
SOFR Revolving Credit Loans	N/A	9.21%
The Company must pay a facility fee on the New Revolving Credit Agreement in an amount calculated at a rate of 0.50% per annum on the Advance Limit.
The New Revolving Credit Agreement contains certain customary covenants, including affirmative and negative covenants.
Under the terms of the New Revolving Credit Agreement, the Company is prohibited from making dividends or distributions to owners who are not also co-borrowers on the Revolver.
Total available borrowing capacity on the New Revolving Credit Agreement as of December 31, 2025 was over-advanced by $422,756.
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
On August 12, 2024, the Company entered into the Tenth Amendment and with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Term Note through September 30, 2024. The Initial Capital Raise milestone and the uplisting milestone dates were subsequently extended to September 15, 2025, or later as agreed to between the parties. The Tenth Amendment was superseded by the terms of the new Revolving Credit Facility.
As of both December 31, 2025, and December 31, 2024, the Company has deconsolidated the Term Note, as discussed above; therefore, the Company recognized liability balances on the Term Note of $0, respectively. The Term Note obligation is joint-and-several with IDC and is subject to IDC’s obligation under by the Allocation Agreement with IDC discussed above.
On April 28, 2025, the Term Note lender foreclosed on IDC’s remaining 21,983,926 shares of Atlantic International Corp. common stock (“IDC Shares”). This foreclosure was only related to IDC’s security provided to the lender under the

Term Note and did not extend to the Company or its subsidiaries. The value of the IDC Shares on the day of the foreclosure was approximately $77,383,420 which far exceeded the liability due under the Term Note. As of this report, the IDC Shares are pending transfer to the Term Note Lender due to litigation between IDC and an unrelated third party creditor of IDC. The Company is reviewing the implications of the foreclosure on the Company’s obligations under the Term Note as the collateral received by the Term Note holders significantly exceeded the purported amounts due under the Term Note and the value of the securities is readily ascertainable. The Company believes the resolution of this matter will not have an impact on the Company’s financial position or results of operations.
The Term Note includes certain financial and non-financial covenants that the Company is required to comply with. The Term Note is allegedly in default and the Company has sued the Term Note Lender. See Note 21: Subsequent Events for further discussion related to the SPP Term Note purported default.
Seller Notes
As part of the purchase price consideration for the Transaction, the Company and IDC as co-borrowers issued various Seller Notes to former owners totaling $15,750,000. Payments on the Seller Notes are due in quarterly installments of $1,575,000, and $3,150,000 due at their amended maturity date of April 30, 2024, and bear interest at an amended fixed rate of 11.25% per annum. Payments to Seller Notes debt holders was prohibited by the administrative agent of the previous lender under the Revolver and the current Revolver. As provided in the inter-creditor agreement between North Mill Capital, LLC (d/b/ SLR Business Credit (“SLR”)) and the Seller Note holders, Lyneer is prevented from making payments and the Seller Note holder are prevented from accepting payments from Lyneer.
As of both December 31, 2025, and December 31, 2024, the Company has deconsolidated the Seller Notes, as discussed above; therefore, the Company recognized liability balances of $0. The Seller Notes obligation is joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement with IDC discussed above. The Seller Notes are currently in default, but the note holders can take no action pursuant to the inter-creditor agreement with SLR.
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
As of both December 31, 2025 and December 31, 2024, the Company has deconsolidated the Earnout Notes, as discussed above; therefore, the Company recognized liability balances of $0. The Earnout Notes obligation is joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement with IDC discussed above. The Earnout Notes are currently in default, but the note holders can take no action pursuant to the inter-creditor agreement with SLR.
2023 and 2024 Amendments to Seller and Earnout Notes
The Company did not make the Seller Note and Earnout Note principal and interest payments due during 2024 or the nine months ended September 30, 2024. On May 14, 2023, the Company signed an amendment (the “Omnibus Amendment”) to defer the missed Seller Note and Earnout Note payments through the amendment date until their amended maturity dates of April 30, 2024, and January 31, 2025, respectively. The amendment increased the interest rate of the Seller Note and the Earnout Notes to 11.25% per annum from 6.25% for all remaining payments.
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
Credit Agreement
On June 18, 2024, the Company entered into a secured bridge loan (“Credit Agreement”) in the principal amount of $1,950,000 at an interest rate of 5% per annum. The maturity date of the Credit Agreement was originally September 30, 2024. However, mandatory prepayments shall be made from the Initial Capital Raise, on the issuance of new debt or new equity interests, or upon a change of control. Conditions have not been met to make mandatory prepayments.
On July 22, 2024, the Company entered into an amendment to extend the maturity date of the Credit Agreement to June 18, 2026.
Promissory Note
From April 29, 2019 to April 29, 2020, the Company entered into a series of non-convertible promissory notes (the “Promissory Notes”) with St. Laurent amounting to $1,375,000. The Promissory Notes had a one-year term, most recently extended through July 31, 2025 or a later date to be mutually agreed upon. The Promissory Notes bear interest accruing at the rate of 5% per annum, and increased to 10% for the period from August 1, 2024, through July 31, 2025. On January 23, 2026, the Company and St. Laurent entered into a Confidential Settlement Agreement. See Note 21: Subsequent Events for further information.
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
On April 29, 2025, the Company and IDC entered into an Amended and Restated Convertible Promissory Note which further extended the maturity date to the earlier of March 31, 2027 or the completion of at least a $40 million capital raise. Pursuant to the Amended and Restated Convertible Promissory Note, any amounts paid to BMO will be in satisfaction of this Note. The Company is offsetting the balance related to IDC that was remaining on the previous Revolver and rolled into the New Revolving Credit Facility. See Note 17: Related Party Transactions for IDC’s gross and net offsetting receivables amounts. Below is presented the calculation of the net liability of the Merger Note, excluding unamortized deferred issuance costs.

	Gross Amount	Amount Offset	Net Amount on Consolidating Balance Sheet
Merger Note	$34,882,666	$(6,056,385)	$28,826,281

As of December 31, 2025, and December 31, 2024, the Company has recognized liability balances on the Merger Note of $28,826,281, including $117,334 of unamortized deferred issuance costs and $34,755,435, including $244,565 of unamortized deferred issuance costs, respectively.
Factoring Agreements
During 2025, the Company entered into two agreements to sell future receivables which allows for the factoring of receivables.
•On October 1, 2025, the Company sold $3,150,000 of receivables and received cash proceeds of $2,500,000 less $50,000 in origination fees. The weekly payments are $62,500 and the imputed interest rate is 48.58%.
•On October 21, 2025, the Company sold $1,905,000 of receivables and received cash proceeds of $1,500,000 less $30,000 in origination fees. The weekly payments are $37,798 and the imputed interest rate is 50.61%.
These agreements also allow for a discounted repurchase price if the Company pays the cash proceeds back early.
As of December 31, 2025, and December 31, 2024, the Company has recognized liability balances on the factoring agreements of $3,205,506, including $60,939 of unamortized deferred issuance costs and $0, including $0 of unamortized deferred issuance costs, respectively.
Subsequent to the executed amendments of the Company’s debt obligations described herein, the future minimum principal payments on the Company’s outstanding debt are as follows:

As of December 31, 2025
2026	$6,591,445
2027	28,943,615
2028	49,454,401
2029	—
2030	—
Thereafter	—
Total	$84,989,461
Interest Expense
Total interest expense is comprised of a cash and non-cash component as described in the debt arrangements above. The Company also incurred interest expense related to an agreement with a professional employer organization (“PEO”) which processes the payroll for the Company related to the unpaid balance, at 1.5% per calendar month. Additionally, the Company entered into an agreement with Citibank, N.A. (“Citibank”) on March 5, 2019, whereby Citibank purchases specific receivables and pays the invoices at the discounted amount and the Company incurs a discount charge equal to SOFR plus 0.75% to process the payments. The discount charged ranged from 4.76% to 5.43% during 2025.
For the years ended December 31, 2025 and December 31, 2024 total interest expense totaled $9,164,495 and $12,004,860, respectively. Interest expense related to the PEO was $3,588,223 and $0 for the years ended December 31, 2025 and December 31, 2024, respectively. Interest expense related to the discount charge was $646,634 and $1,093,680 for the years ended December 31, 2025 and December 31, 2024, respectively. $210,495 and $594,275 of deferred financing costs were recognized as a component of “interest expense” on the accompanying consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.

Note 9: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31, 2025	December 31, 2024
Potential settlement offer for legacy stockholders	$8,723,200	$11,101,671
Accrued wages and salaries	1,839,016	2,463,693
Accrued commissions and bonuses	2,166,004	3,515,821
Accrued interest	767,717	683,046
Income tax payable	13,913	13,913
Accrued other expenses and current liabilities	6,137,935	3,834,109
Total accrued expenses and other current liabilities	$19,647,785	$21,612,253
Legacy Stockholder Dividend Settlements
The Company, upon the Merger on June 18, 2024, put in escrow 4,704,098 shares at a closing price of $2.36 per share valued at $11,101,671, as a reserve for the potential settlement amounts of Legacy SeqLL stockholders and was required to extend a settlement offer within 90 days from June 18, 2024. The Company extended offers for settlement to the legacy stockholders, as a result of the Company failing to declare and pay a declared dividend as described in the Company’s filings, to issue shares of Atlantic International Corp. stock at the September 10, 2024 closing stock price of $6.45. The Company has issued 773,944 shares in partial satisfaction of this settlement as of the issuance date of the Company’s December 31, 2025 financial statements with an issuance stock price range of $2.03 - $6.20 per shares, with an estimated additional 1,000,701 shares pending issuance as of December 31, 2025.
On October 24, 2024 the Company entered into an Amended and Restated Settlement Agreement and General Release of Claims with the Company’s former Chief Executive Officer with regard to the Company’s failing to declare and pay a declared dividend as described in the Company’s filings and the former Chief Executive Officer agreed to provide consulting services to the Company. In full and final satisfaction of any and all obligations related to the dividend and consulting services, the Company agreed to the following:
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
The PEO is engaged to process the Company’s payroll which is subject to a periodic charge of 1.5% per calendar month for any unpaid balances. The total liability due to the PEO as of December 31, 2025 was $32,894,331, consisting of $29,306,108 of wages and salaries paid by the PEO and $3,588,223 of accrued interest. The total liability due to the PEO as of December 31, 2024 was $23,321,262, consisting of $23,321,262 of wages and salaries paid by the PEO and $0 of accrued interest.
Legal Counsel Exchange Agreement
On December 5, 2024, the Company and its legal counsel entered into an exchange agreement whereby the Company shall issue to legal counsel 20,000 restricted shares of common stock in satisfaction of $101,400 of accounts payable to legal counsel at the closing price of $5.07 per share. These shares were transferred to legal counsel on February 12, 2025.
Note 10: Retirement Plan
The Company maintains a 401(k) plan for qualified employees. The plan covers substantially all full-time employees of the Company who meet certain age and length of service requirements. There is no requirement for the Company to match employee contributions to the plan. The Company did not contribute to the plan during the years ended December 31, 2025 and 2024.
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
On October 30, 2019, Rosanna Vargas filed a complaint in the Superior Court of New Jersey at Camden County against Lyneer and various defendants, including Lyneer’s client, alleging severe personal injury sustained at work. The case is now closed as to all parties. As a result of the matter, Lyneer’s client sought indemnification from Lyneer pursuant to an indemnification demand issued to Lyneer on June 10, 2022. Accordingly, Lyneer agreed to pay approximately $1,030,000 over 36 months, beginning in July 2023, to settle the claim. As of December 31, 2025, the Company owes $230,000 and has accrued this full amount, which is recognized in “accrued expenses and other current liabilities on the accompanying consolidated balance sheets”.
On January 6, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Los Angeles County, by Enrique Briseno as class representative. The Complaint was filed only against the Company’s client. The matter settled for $425,000, $300,000 of which is to be paid by the Company, and the remaining $125,000 is to be paid by the client. The settlement agreement was signed on December 17, 2024 and has been finalized and executed and provided to the Court for approval. The settlement was approved by the Court, and the Company’s settlement payment is now overdue. The Company has accrued the full amount of the $300,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets.
On June 16, 2021, a complaint was filed in the Superior Court of New Jersey Law Division, Middlesex County. The complaint alleges a former minor employee (who obtained employment by providing false information) was injured on October 15, 2020, at the Co-Defendant’s worksite. A settlement conference was held on August 28, 2024, but was unsuccessful. The Company’s liability insurance carrier and the Company's worker's compensation insurance carrier and the liability insurance carrier for the client held a settlement conference on April 14, 2025, but was unsuccessful. The trial commenced April 28, 2025 and a settlement was reached on May 2, 2025 for a total value of $3,050,000, $2,800,000 in cash and $250,000 by virtue of a lien release, of which the Company is responsible for $200,000, with the insurance carriers collectively responsible for the remainder. The Company has accrued the full amount of the $200,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets. The final settlement agreement was executed, and the full settlement amount was paid by the Company in January 2026.
On October 8, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Orange County, by Teresa Alvarez and Mirna Flores as class representatives. The Complaint was filed against the Company as well as the Company’s client. The matter settled for $750,000, $650,000 of which is to be paid by the Company, and the remaining $100,000 is to be paid by the client. The settlement agreement was signed November 16, 2023 and has been finalized and executed. The full settlement amount of $671,858, which includes employment taxes, was paid on October 23, 2025, and Lyneer’s portion of the settlement has now been paid in full.
On August 1, 2023, a class action wage and hour PAGA complaint was filed in the Superior Court of California, County of San Bernardino, by Maria Reyes as class representative. The matter settled at a mandatory settlement conference held on October 10, 2025, for $925,000, which is recognized in “accrued expenses and other current liabilities” on the accompanying consolidated balance sheets. The settlement funds will be due from the Company within 90 days after final approval of the settlement, but in no event less than six months from October 10, 2025. The final settlement agreement has been presented to the Court for approval.
On December 9, 2024, BAC Rhino 3 Federal LLC (“Rhino”) filed a complaint in Suffolk County Superior Court, against Atlantic for breach of contract, seeking damages for accelerated rent, plus costs of collection and outstanding rent to date, for Atlantic’s default under the lease and failure to pay monies owed thereunder. On December 18, 2025, the Company and Rhino entered into a settlement agreement whereby the Company shall pay $1,000,000. As of December 31, 2025, the Company owes $950,000 and has accrued this full amount, which is recognized in “accrued expenses and other current liabilities on the accompanying consolidated balance sheets”. The Company has agreed to monthly payments of $30,000 until the balance is paid in full.
Executive Employment Agreements
Employment Agreement with Jeffrey Jagid
Upon the closing of the Merger, Jeffrey Jagid entered into an employment agreement with our Company as Chief Executive Officer. The agreement is for a term of five years with an additional one-year extension unless terminated by either party upon 90 days written notice prior to the end of the initial term. On January 23, 2026, the Company entered into a First Amendment (the “Amendment”) to Executive Employment Agreement with Jeffrey Jagid, as Chief Executive Officer. The Amendment is to the Executive Employment Agreement dated as of June 18, 2024 (the ”Agreement”). Pursuant to the terms of the Amendment, the Employment Term was extended from June 18, 2029 to January 31, 2031; the Annual Base Salary was increased from $500,000 to $800,000; the Annual Bonus was increased from $500,000 to $800,000, and the Transaction Bonus was increased from $100,000 to $225,000, effective January 1, 2026. In addition, Mr. Jagid shall be entitled to a one-time bonus of $300,000 should the Company complete a registered direct offering or any other type of financing of at least $5,000,000 in 2026. Each of the Company’s enumerated subsidiaries shall be jointly and severally liable for and unconditionally guarantees the payment and performance of all obligations and agreements under the Amendment. Furthermore, upon an Event of Default Mr. Jagid shall be entitled to file an executed Confession of Judgement against the Company and its subsidiaries for severance. Mr. Jagid was entitled to a true-up payment in an amount equal to the pro-rated difference between his salary of $120,000 per year under his employment contract dated February 1, 2023 with Atlantic and $500,000 per annum. Mr. Jagid was eligible to receive an annual bonus in an amount equal to his base salary for every year commencing in 2023. The bonus will be predicated upon our recording a minimum of $250,000,000 in revenues. Mr. Jagid was also paid a $200,000 transaction bonus as a result of the closing of the Merger, and he will be paid additional transaction bonuses in the amount of $100,000 for the closing of any subsequent acquisition that is valued in excess of $8,000,000. He is also eligible for an annual discretionary bonus to be set by the compensation committee of our board of directors.
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

Employment Agreement with Kevin J. Murphy
Effective February 2, 2026, Mr. Murphy entered into an employment agreement with our Company as Chief Financial Officer. See Note 21: Subsequent Events for further discussion.
Employment Agreement with Michael Tenore
Upon the closing of the Merger, Michael Tenore entered into an employment agreement with our company as General Counsel and Secretary. The employment agreement is for three years with an additional one-year extension unless terminated by either party upon 90 days written notice prior to the end of the initial term. On January 23, 2026, the Company entered into a First Amendment (the “Amendment”) to Executive Employment Agreement with Michael Tenore, as Secretary and General Counsel. The Amendment is to the Executive Employment Agreement dated as of June 18, 2024 (the ”Agreement”). Pursuant to the terms of the Amendment, the Employment Term was extended from June 18, 2029 to January 31, 2031; the Annual Base Salary was increased from $300,000 to $325,000; the Annual Bonus was increased from $100,000 to $150,000 and the Transaction Bonus was increased from $75,000 to $150,000 effective January 1, 2026. In addition, Mr. Tenore shall be entitled to a one-time bonus of $50,000 should the Company complete a registered direct offering or any other type of financing of at least $5,000,000 in 2026. Upon an Event of Default Mr. Tenore shall be entitled to file an executed Confession of Judgement against the Company and its subsidiaries for severance. Mr. Tenore’s base salary is $300,000 per annum. He is also entitled to a true-up payment equal to the pro-rated difference between his salary of $120,000 per year under his employment agreement dated April 1, 2023, with Atlantic and $300,000 per annum. Mr. Tenore is entitled to receive an annual bonus of $100,000 for every year commencing in 2024. The bonus is predicated upon our receiving a minimum of $250,000,000 in revenues and adjusted EBITDA of $5,000,000. Mr. Tenore will also be paid a $75,000 transaction bonus as a result of the closing of the Merger, and he will be paid additional transaction bonuses in the amount of $150,000 for the closing of any subsequent acquisition that is valued in excess of $8,000,000. He also will be eligible for an annual discretionary bonus to be set by the compensation committee of our board of directors.
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
Employment Agreement with Todd McNulty
On June 18, 2024, Lyneer entered into a new employment agreement, with Todd McNulty to be its Chief Executive Officer. The employment agreement is for three years with successive one-year extensions unless terminated by either party upon 90 days’ prior written notice. Mr. McNulty’s current base salary is $750,000 per annum. Mr. McNulty is entitled to receive: (a) a transaction bonus of $100,000; (b) accrued compensation of $300,000 on or before June 28, 2024; (c) a 2025 Special Bonus of $1,375,000 on or before September 18, 2024; (d) an additional cash bonus of $1,375,000 on or before December 18, 2024; (e) beginning in 2025 and each fiscal year thereafter an annual bonus increasing from $100,000 to $300,000 on total revenues increasing from $350 million to $390 million, and (f) restricted stock units equal to 1% of the Company’s issued and outstanding shares of common stock. He is also eligible for an annual discretionary bonus to be set by the compensation committee of our board of directors.
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
Employment Agreement with James Radvany
On June 18, 2024, Lyneer entered into a new employment agreement with James Radvany to continue as its Chief Financial Officer. The employment agreement has a term of three years with successive one-year extensions unless terminated by either party upon 90 days’ prior written notice. Mr. Radvany’s base salary is $500,000 per annum. Mr. Radvany is entitled to the same transactions bonus, accrued compensation, 2025 Special Bonuses, annual bonuses starting in 2025, discretionary bonuses and 1% restricted stock units as Mr. McNulty is entitled to. Mr. Radvany’s employment agreement provides for the same severance provisions, non-competition and non-solicitation covenants as those in Mr. Radvany’s employment agreement discussed above. In case of termination by Lyneer with Cause or by Mr. Radvany without Good Reason, Mr. Radvany will only be entitled to accrued obligations consisting of accrued but unpaid base salary; unreimbursed expenses; accrued but unpaid benefits; and any unpaid bonus for any then completed fiscal year.
Note 12: Fair Value Measurements
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
As of December 31, 2025 and 2024 the Company’s variable rate indebtedness consists of the new Revolving Credit Facility and the Revolver, respectively which bears interest at variable rates. The carrying value of the Company’s recognized borrowings under the new Revolving Credit Facility and the Revolver approximates their fair value as the debt is at variable rates currently available and resets on a monthly basis.
The fair value of the Company’s fixed rate debt, which consists of the Merger Note, Credit Agreement, Promissory Note as of December 31, 2025 and December 31, 2024 and the Factoring Agreements at December 31, 2025 is estimated using Level 2 inputs by discounting future cash flows using estimated rates which the Company believes approximate current market interest rate for similar obligations.
A summary of the carrying value and fair value of the Company’s debt is as follows:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable Rate Debt	$49,454,401	$49,454,401	$42,508,379	$42,508,379
Fixed Rate Debt	$41,600,000	$41,800,000	$38,325,000	$38,400,000
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
The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the current business segment or into other parts of the entity or parent, such as for acquisitions or other public costs such as investor relations and marketing and does not evaluate operating segments using asset or liability information.
The Company does not have intra-entity sales or transfers.
Segment information for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	December 31, 2025	December 31, 2024
Service revenue, net	$435,878,730	$442,609,814
Cost of revenue:
Payroll and payroll related costs	387,678,534	393,773,643
Other costs of revenue	2,214,433	1,657,848
Total cost of revenue	389,892,967	395,431,491
Gross profit	45,985,763	47,178,323
Selling, general and administrative	91,289,682	64,021,052
Depreciation and amortization	4,928,514	4,991,863
(Loss) income from operations	(50,232,433)	(21,834,592)
Loss on debt extinguishment	—	1,213,379
Advisory fees paid in merger	—	43,000,000
Interest expense	9,164,495	12,004,860
Other expense	—	52,047,957
Net loss before provision for income taxes	(59,396,928)	(130,100,788)
Income tax expense	(33,991)	(5,379,102)
Net loss	$(59,430,919)	$(135,479,890)
Note 14: Concentrations of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
Cash in Excess of FDIC Insured Limits
The Company places its cash and cash equivalents with financial institutions which it believes are of high creditworthiness and where deposits are insured by the United States Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s cash balances in excess of FDIC insured limits amounted to $0 and $424,188 as of December 31, 2025 and December 31, 2024, respectively.

The Company has not experienced any losses with regard to its bank accounts and believes it does not pose a significant credit risk to the Company.
Other Concentrations
As of December 31, 2025 and December 31, 2024, the Company has a deposit in the amount of $8,000,000 with a professional employer organization (“PEO”). The PEO is the employer of record for substantially all of the Company’s engagement professionals, and as such certain costs of revenue are paid to the PEO and subsequently distributed to Company engagement professionals.
Note 15: Members’ Capital and Mezzanine Capital
As of March 31, 2024, 100%, of the outstanding membership units of Lyneer were held by IDC.
Under the Operating Agreement, LMH had the right, but not the obligation to require IDC to purchase LMH’s 10% interest in the Company (the “LMH Put”) upon the occurrence of any Triggering Event, or during the Put-Call Period. Upon the occurrence of certain triggering events as defined in the Company’s operating agreement, LMH had the right to require IDC to purchase its membership units in the Company. The Company has determined the LMH Units to be redeemable upon an event that is outside the control of the Company, and accordingly has classified the LMH Units as a component of mezzanine capital and outside of permanent equity. These units were exercised on February 28, 2024 and as of March 31, 2024 were reclassified to permanent equity. See below for further detail.
Accordingly, these ownership interests were recorded in mezzanine capital, and subject to subsequent measurement under the guidance provided under ASC Topic 480 — Distinguishing Liabilities from Equity (“ASC 480”). Pursuant to ASC 480, contingently redeemable equity instruments that are not redeemable as of the balance sheet date but probable of becoming redeemable in the future should be accreted to their redemption value either immediately or ratably; the Company has elected to recognize changes in redemption value immediately upon the determination that an outstanding instrument is probable of becoming redeemable in the future.
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
As part of the consummation of the Merger on June 18, 2024, IDC paid $2,000,000 to LMH as a partial payment on the Put-Call Option Note. No additional payments have been received as of December 31, 2025, and IDC is in default to LMH.
Note 16: Redeemable Units
Under the August 31, 2021 Operating Agreement LMH has the right, but not the obligation to require IDC to purchase LMH’s interest in the Company (the “LMH Put”) upon the occurrence of any Triggering Event, or during the Put-Call Period.
The Company has determined that the presence of the LMH Put has caused the LMH Units to be redeemable upon an event that is not entirely within the control of the Company.

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
Note 17: Related Party Transactions
Transactions with Lyneer Management Holdings
LMH was a non-controlling member of the Company with a 10% ownership interest at December 31, 2023. Two of Lyneer’s officers, specifically its CEO and CFO, each owned 44.5% of LMH, respectively.
On November 15, 2022, Lyneer and IDC as co-borrowers issued Year 1 Earnout Notes to LMH with total balances of $5,127,218. The balance of the Year 1 Earnout Notes payable to LMH was $0 as of both December 31, 2025 and December 31, 2024. On January 16, 2024, Lyneer and IDC as co-borrowers issued Year 2 Earnout Notes to LMH with a total balance of $2,013,041. The balance of the Year 2 Earnout Notes payable to LMH was $0 as of both December 31, 2025 and December 31, 2024.
As of both December 31, 2025 and December 31, 2024, the combined Earnout Note balances payable to LMH was $0. Interest expense incurred on the Earnout Notes to LMH totaled $0 and $292,996 for the years ended December 31, 2025 and 2024, respectively.
The balance of the earnout liability payable to LMH as of both December 31, 2025 and December 31, 2024, was $0.
On June 18, 2024 as part of the Merger, LMH entered into a $6,000,000 guarantee agreement with the PEO, replacing and cancelling the $6,000,000 letter of credit previously held by the lenders of the Revolver. This obligation was terminated on December 31, 2024.
Transactions with IDC
The Company and IDC were co-borrowers and were jointly and severally liable for principal and interest payments under the previous Revolver, the Term Loan related to the previous Revolver, the Term Note, the Seller Notes and the Earnout Notes. In the case of certain of those obligations IDC generally makes certain interest and principal payments to the lenders and collects reimbursement from the Company. For interest payments of that nature, the Company recognizes interest expense when interest is incurred under the relevant loan agreement and a corresponding payable to IDC, which is subsequently removed from the Company’s consolidated balance sheet upon Company’s remittance of the reimbursement funds to IDC. Additionally, when principal payments are made by IDC the Company recognizes a reduction of the associated loan balance, with a corresponding increase in the payable to IDC which is then reduced upon the Company’s payment of funds to IDC.
As a result of the Merger, the Company was required to file short-term income tax returns for the periods of January 1, 2024 to June 18, 2024 and June 19, 2024 to December 31, 2024. For the first short-period, Lyneer and IDC filed consolidated income tax returns in certain states. In connection with this arrangement the Company recorded a liability payable to IDC for taxes payable by IDC which represented taxes attributable to the Company’s operations included on consolidated state and local income tax returns filed by IDC. These amounts were determined by calculating the Company’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $548,432 as of both December 31, 2025 and December 31, 2024, respectively, and are included in “other receivables” and “due to related parties” on the accompanying consolidated balance sheets as of December 31, 2025, and December 31, 2024, respectively. For the second short-period ended December 31, 2024, Lyneer has filed consolidated income tax returns with Atlantic International Corp.
Total amounts receivable from IDC, amounted to $1,369,833 as of December 31, 2025 and is included in “other assets” on the accompanying consolidated balance sheets. This consists of $500,000 related to the expenses paid by Lyneer for the balance remaining on the previous Revolver rolled into the New Revolving Credit Facility, $1,418,265 related to expenses incurred by IDC and paid by Lyneer and $548,432 payable to IDC for taxes payable. The total amounts payable to IDC amounted to $2,091,035 as of December 31, 2024 and is included in “due to related parties” on the accompanying consolidated balance sheets. This consists of $1,542,603 related to a payable to IDC for expenses they paid for Lyneer and $548,432 payable to IDC for taxes payable. There are no formalized repayment terms.
Pursuant to the Amended and Restated Convertible Promissory Note, any amounts paid to BMO will be in satisfaction of this Note. The Company is offsetting the balance related to IDC that was remaining on the previous Revolver and rolled into the New Revolving Credit Facility. See Note 8: Debt for the Company’s gross and net offsetting liability amounts. Below is presented the calculation of the net amount of the receivable from IDC included in “other assets” on the accompanying consolidated balance sheets.

	Gross Amount	Amount Offset	Net Receivable from IDC included in “Other assets” on Consolidating Balance Sheet
Receivable from IDC included in “Other assets”	$7,426,218	$(6,056,385)	$1,369,833
On June 18, 2024, the Company entered into a $35,000,000 Merger Note with IDC. See Note 8: Debt for further discussion. Additionally, IDC was issued 25,423,729 shares of the Company’s common stock at a market value of $2.36 per share, or $60,000,000 in the aggregate
On April 28, 2025, IDC was no longer considered a related party according to ASC Topic 850 — Related-party Disclosures.
Transactions with SPP Credit Advisors, LLC (“SPP”)
On June 18, 2024, the Company entered into a Credit Agreement with SPP in the principal amount of $1,950,000 at an interest rate of 5% per annum. See Note 8: Debt for further information.

Note 18: Stock-Based Compensation
Upon the consummation of the Merger, the 2023 Equity Incentive Plan (the “2023 Incentive Plan”) became effective. The 2023 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, and other stock or cash-based awards, or collectively, awards to officers, employees, non-employee directors, and consultants and those of our subsidiaries as selected from time to time by the plan administrator in its discretion. Unless otherwise set forth in an individual award agreement, each award shall vest over a four-year period, with one-quarter of the award vesting on the first annual anniversary of the date of grant, with the remainder of the award vesting monthly thereafter.
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
Shares underlying any awards under the 2023 Incentive Plan and 2025 Incentive Plan that are forfeited, cancelled, held back to cover the exercise price or tax withholding, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the shares available for issuance under the 2023 Incentive Plan and 2025 Incentive Plan. The payment of dividend equivalents in cash shall not count against the share reserve.
Restricted Stock Units
The Company has granted 8,331,295 restricted stock units to employees in 2025, of which 6,754,124 unvested shares vested in January 2026 and 1,000,000 restricted stock units to non-employees, which are fully vested and 10,065,397 restricted stock units to non-employees during the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, the Company had 6,754,124 unvested RSUs with a grant date fair value of $4.91.
The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Non-vested Shares Outstanding	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2024	241,932	$2.36
Granted	8,331,295	$4.64
Vested	(1,241,932)	$2.17
Forfeited	(577,171)	$5.85
Unvested at December 31, 2025	6,754,124	$4.91
Of the shares granted during the year ended December 31, 2024, 4,771,255 shares are for compensation for transaction costs related to the Merger incurred by a third party on behalf of the Company. An assumption agreement was entered into on June 18, 2024, whereby the Company agreed to assume those obligations and issue equity of Atlantic to satisfy these obligations in full.
The vesting date fair value of RSUs that vested in 2025 and 2024 was $2.17 and $4.54, respectively. The weighted average grant date fair value per share of awards granted in 2025 and 2024 was $4.64 and $4.49, respectively.
As of December 31, 2025, there was $0 of unrecognized stock-based compensation related to RSUs outstanding.
Stock Options
Stock options to purchase the Company’s common stock are granted to employees and directors, upon approval by the Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in four years, in equal installments beginning one year from the date of grant, and generally expire five years from the date of grant. The fair value of the Company’s stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	Year Ended
	December 31, 2025	December 31, 2024
Expected life	3.95 years	N/A
Expected volatility	40.00%	N/A
Expected dividend rate	0.00%	N/A
Risk-free rate	3.95%	N/A
The following table summarizes the Company’s stock option activity:

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2024	—	$—	$—
Granted	1,000,000	$2.67
Outstanding at December 31, 2025	1,000,000	$2.67	$—

Exercisable at December 31, 2025	—	$—	$—
Vested or expected to vest at December 31, 2025	1,000,000	$2.67	$—

The grant date fair value of the stock options granted during the years ended December 31, 2025 and December 31, 2024 was $2.37 and $0.00, respectively. As of December 31, 2025, there was $2,022,238 of unrecognized stock-based compensation related to stock options outstanding and the average remaining contractual life on outstanding options was 4.42 years.

Stock-based compensation expense included in the accompanying consolidated statements of operations was:

	Year Ended December 31,
	2025	2024
Stock-based compensation expense	$36,142,434	$45,202,329

Stock Issuance
On October 25, 2024, the Company issued 117,925 shares of the Company’s common stock to its employees at a per share price of $4.91 outside of the Incentive Plan as a special incentive for employees.
During 2025, the Company issued 215,148 shares of the Company’s common stock outside of the Incentive Plan, as settlements for several prior services performed at an issuance stock price range $3.40 - $5.85.

Note 19: Income Taxes
For the years ended December 31, 2025 and 2024, the Company recorded an income tax expense of $33,991 and $5,379,102, respectively. The Company’s effective tax rate for the years ended December 31, 2025 and 2024 was (0.1)% and (4.1)%, respectively. The decrease in effective tax rates between the periods was primarily due to the establishment of a valuation allowance on the Company’s deferred tax assets in 2024.
Prior to the Merger, Lyneer Investments filed as a partnership for US federal income tax purposes and was considered a “pass-through” entity. As such, the taxable activities of Lyneer Investments for the first short-period, leading up to the Merger, were allocated to its two Members, IDC and LMH, both of which reported those results on separate income tax returns. For all periods post-merger, Lyneer Investments’ taxable activities are included on Atlantic International Corp.’s income tax returns. For the period of June 18, 2024 to December 31, 2024, along with the full 2025 tax year, the Company filed consolidated income tax returns for federal and state income tax purposes. As a single member LLC (owned 100% by Lyneer Holdings, a corporation), LSS is a disregarded entity for US federal tax income tax purposes and its activities were included on the corporate returns filed by Atlantic International Corp.
Prior to the Merger, IDC included the activities and balances of the Company on designated IDC consolidated state and local income tax returns. In these returns, the Company’s income tax were paid on returns filed by IDC. During the years ended December 31, 2025 and 2024, the Company recognized income tax expense of approximately $0 and $25,960, respectively, representing the tax arising from the inclusion of the Company’s activities on IDC’s consolidated state and local returns, and a corresponding cumulative related party payable to IDC of $548,432 for both December 31, 2025 and 2024.
The domestic and foreign components of total loss before income tax expense are as follows:

	Year Ended December 31,
	2025	2024
United States	$(59,396,928)	$(130,100,788)
Foreign	—	—
	$(59,396,928)	$(130,100,788)
The income tax expense consists of the following expenses:

	Year Ended December 31,
	2025	2024
Current
Federal	$—	$34,523
State	33,991	104,573

Deferred
Federal	—	3,649,803
State	—	1,590,203
Income tax expense	$33,991	$5,379,102

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate pursuant to the disclosure requirements ASU 2023-09, for the year ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025
	Amount	Percent
U.S. federal statutory tax rate	$(12,473,354)	21.0%
State and local income tax, net of federal income tax effect	$23,908	—%
Change in valuation allowances	$4,937,433	(7.6)%
Nontaxable or nondeductible items
Share based payment awards	(82,597)	0.1%
Executive compensation	6,964,297	(12.4)%
Other	664,304	(1.2)%
Effective tax rate	$33,991	(0.1)%
A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate as previously disclosed, and prior to the adoption of ASU 2023-09, for the year ended December 31, 2024 is as follows:

	Year Ended December 31,
	2024
	Amount	Percent
Tax benefit at federal statutory rate	$(27,321,165)	21.0%
Change in valuation allowance	39,869,545	(30.6)%
State income taxes, net of federal benefit	(9,791,363)	7.5%
Permanent differences	3,006,784	(2.3)%
Federal and state refunds	—	—%
Other	(384,699)	0.3%
Effective tax rate	$5,379,102	(4.1)%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Federal net operating loss carryforwards	$23,795,168	$20,983,881
State net operating loss carryforwards	6,864,380	8,434,775
Compensation	598,736	1,035,288
Allowance for doubtful accounts	891,937	802,744
Interest expense limitation	11,091,236	9,499,927
Other	52,084	61,539
Accrued expenses	667,006	539,784
Stock based compensation expense	251,002	—
Lease liability	830,997	626,289
Property and equipment	190,978	164,064
Total deferred tax assets	45,233,524	42,148,291
Valuation allowance	(43,574,177)	(40,178,754)
Net total deferred tax assets	$1,659,347	$1,969,537

Deferred tax liabilities:
Right of use asset	$(811,850)	$(608,927)
Intangible assets	(847,497)	(1,360,610)
Total deferred tax liabilities	$(1,659,347)	$(1,969,537)

Net deferred tax assets	$—	$—
Supplemental Disclosure of Cash Flow Information
Supplemental cash flow information related to cash paid, net for income taxes pursuant to the disclosure requirements ASU 2023-09, for the year ended December 31, 2025 is as follows:

Year Ended December 31,
2025
Federal	$(558,566)
State and local
Texas	43,821
Other	10,540
Foreign	—
Total cash paid for taxes, net	$(504,205)
Supplemental cash flow information related to cash paid, net for income taxes as previously disclosed, and prior to the adoption of ASU 2023-09, for the year ended December 31, 2024 is as follows:

Year Ended December 31,
2024
Federal income taxes, net of refunds received	$—
State income taxes, net of refunds received	17,100
Total cash paid for taxes, net	$17,100

As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $113,310,319 which were generated in tax years beginning after December 31, 2017, and can be carried forward indefinitely and state net operating loss carryforwards of approximately $104,760,771, which will expire at various dates through 2037.
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
ASC Topic 740 — Income Taxes (“ASC 740”) requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has maintained a valuation allowance against its deferred tax assets as of December 31, 2025 because the Company's management has determined that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance recorded during the year of $3,395,423 primarily relates to the current year net operating loss generation.
The Company accounts for Uncertainty in Income Taxes under the provisions of ASC 740 which defines the thresholds for recognizing the benefits of tax return positions in the financial statements as "more likely than not" to be sustained by the taxing authority. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2025, the Company has recorded no unrecognized tax benefits.
The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2025, there were no interest or penalties associated with unrecognized tax benefits.
Note 20: Earnings per Share
The following table summarizes the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(59,430,919)	$(135,479,890)
Denominator:
Weighted average common shares outstanding, basic and diluted	54,846,155	36,783,626
Net loss per share, basic and diluted	$(1.08)	$(3.68)
Excluded anti-dilutive shares	7,501,482	1,077,091
In 2025 and 2024, the dilutive impact of outstanding RSUs were excluded from the computation of weighted-average diluted shares as a result of the Company’s net loss as its inclusion would have been anti-dilutive.
Note 21: Subsequent Events
The Company has evaluated subsequent events through April 15, 2026, as detailed below.
Kevin J. Murphy Appointed CFO
Effective February 2, 2026, Mr. Murphy entered into an employment agreement with our Company as Chief Financial Officer. The employment agreement is for one year with an additional one-year extension unless terminated by either party upon 60 days written notice prior to the end of the initial term. Mr. Murphy’s base salary is $375,000 per annum. Mr. Murphy will be eligible to receive a yearly bonus of $200,000 based upon mutually agreed upon goals. Mr. Murphy will also be eligible to earn annual variable compensation, the amount of which will be set by the Company’s Compensation Committee based upon the Company’s achievement of stated financial and strategic goals, as established by the Compensation Committee. Mr. Murphy shall be eligible to participate fully in annual stock option grants, and any other long-term equity incentive program at levels commensurate with Mr. Murphy’s position and as determined by the Compensation Committee. The Company shall provide to Mr. Murphy, at the Company’s cost, health insurance pursuant to the terms of the Company’s health insurance plans. Mr. Murphy received an initial grant of 400,000 stock options under the Company’s equity incentive plan. The options have an exercise price of $3.46 equal to the fair market value of the underlying shares on the day prior to grant. The options will vest over four years, with 25% vesting on each anniversary of the grant date.
If we terminate the employment agreement for any reason other than Cause (as defined), all of Mr. Murphy’s then-outstanding stock options, restricted stock, RSUs and warrants will immediately vest, and Mr. Murphy will be entitled to (i) any accrued benefits, (ii) a prorated annual bonus if we are on pace to meet the performance milestones necessary for such bonus, (iii) all shares of unvested stock options, restricted stock awards, RSUs, Options, Warrants or other equity awards shall immediately become vested, (iv) the right to 12 months of COBRA insurance paid for by the Company, and (iv) reasonable outplacement services for a period of up to 90 days from termination. After three months of employment, Mr. Murphy shall receive a severance amount based upon the following schedule:
•zero to three months: no severance
•Four months to a year: 6 months of severance
•After the first anniversary: 9 months of severance
•After the second anniversary: 12 months of severance
Upon death or disability, Mr. Murphy, or his estate, will receive all accrued compensation and any prorated bonus, and any equity that would have vested during the 24-month period beginning on the date of death or disability will immediately vest. If Mr. Murphy is terminated for Cause, or resigns without Good Reason (as defined), he will receive accrued compensation, including prorated bonus amount and any vested equity. After three months of employment, Mr. Murphy shall receive a severance amount based upon the following schedule:
•zero to three months: no severance
•Four months to a year: 6 months of severance
•After the first anniversary: 9 months of severance
•After the second anniversary: 12 months of severance
Upon a Change of Control (as defined), all of Mr. Murphy’s non-vested equity will immediately vest in full, and he will be entitled to his full severance payments stated above if he chooses to terminate his employment with our Company. Mr. Murphy will be subject to a 1 year non-compete covenant from termination of his employment anywhere in the United States if termination is for Cause, and six months if his termination is for any other reason. He will be subject to a 1 year non-solicitation covenant from termination if he is terminated for Cause and 1 year if he is terminated for any other reason. He will also be covered under our directors and officers’ liability insurance both during and, while potential liability exists, after the employment term.
Promissory Notes Settlement
On January 23, 2026, the Company and St. Laurent entered into a Confidential Settlement Agreement pursuant to which the entire $1,375,000 principal amount of the Notes were paid in full on January 29, 2026. All interest and penalties were waived by St. Laurent.
Factoring Agreements
During January 2026, the Company entered into agreements to sell future receivables which allows for the factoring of $3,750,000 of receivables. The Company received cash proceeds of $3,000,000, less $30,000 in origination fees. The weekly payments are $27,879 and the imputed interest rate ranges from 45.67% - 47.10%. These agreements were made without recourse and also allow for a discounted repurchase price if the Company pays the cash proceeds back early.
Circle8 Acquisition
On January 23, 2026, (the “Circle8 Closing Date”), the Company completed the acquisition (the “Acquisition”) of Circle8 Group B.V. (“Circle8”), a company organized under the laws of the Netherlands, pursuant to the terms of the Acquisition Agreement, dated January 22, 2026 (the “Acquisition Agreement”), by and among the Company, Axiom Partners GmbH (“Axiom”) and Circle8. Atlantic acquired 100% of the equity of Circle8 from Axiom. Atlantic will be the accounting acquirer for this transaction. The Acquisition will be accounted for as a business combination using the acquisition method of accounting under ASC 805. The accounting impact of the Acquisition and the results of operations for Circle8 will be included in our consolidated financial statements beginning in the first quarter of 2026. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed has not been completed at this time. The measurement period for purchase price allocation will end no later than twelve months after the Acquisition date.
Through its mergers and acquisitions strategy, Atlantic is building a global staffing organization and with the addition of Circle8, Atlantic extended its capabilities into specialized high-growth IT and technology staffing capabilities across Europe, complementing Atlantic’s North American industrial staffing operations.
The aggregate consideration delivered to Axiom (the “Purchase Price”) for the Circle8 equity was delivered as follows:
a)Atlantic issued to Guus Franke (or his assignees) 12,516,070 shares of common stock, par value $0.00001 per share (an acquisition date fair value of $48.3 million based on the Company’s closing share price of $3.86 as of January 23, 2026), equal to 19.99% of the issued and outstanding shares of Common Stock as of 12:01 a.m. on the Circle8 Closing Date in compliance with Nasdaq Listing Rule 5635; and
b)Atlantic issued a convertible promissory note (the “Convertible Note”) to Axiom in the principal amount of $161,961,751 convertible into an aggregate of 53,291,744 shares of Common Stock equal to (i) 65,807,814 shares of Common Stock on a Fully Diluted Basis minus (ii) the 19.99% shares (12,516,070) of Common Stock issued to Mr. Franke as an Initial Share Consideration (the “Convertible Note Consideration”). The Convertible Note will automatically convert into common shares of the Company upon the approval of the issuance of the shares by the shareholders of the Company.
c)Additionally, Axiom shall be entitled to an additional bonus (an earnout) of US $2.5 million based on revenue metrics. In addition to the Purchase Price, Atlantic shall pay to Axiom a one-time Profit Payment equal to the net profit of Circle8 Group Financial Statements for the year ended December 31, 2025. The Profit Payment shall be paid the earlier of: (i) when there is sufficient funds for Atlantic to pay as determined in good faith by Axiom and Atlantic or (ii) three years from the Circle8 Closing Date.
d)Atlantic settled certain seller-side acquisition-related costs on behalf of Axiom through the issuance of 4,000,000 shares of Atlantic Common Stock, valued at $15.4 million based on Atlantic's closing stock price of $3.86 per share on the acquisition date, to Axiom's financial advisor.
In addition, in the event there is a forced conversion of the Convertible Promissory Note issued on June 18, 2024, as amended, to IDC (as assigned), Atlantic shall increase the number of shares issued to Mr. Franke (or his assignees) as necessary, so that Mr. Franke shall receive the Convertible Note Consideration taking into account any shares issued under the Convertible Promissory Note as if the shares were issued prior to the Circle8 Closing Date upon the same formula used to determine the Convertible Note Consideration.
Executive Chairman of the Board appointment
On January 23, 2026, in connection with the acquisition discussed above, the Board of Directors was expanded to six (6) members and Mr. Franke was appointed the Executive Chairman of the Board of Atlantic and entered into a five-year Employment and Board Service Agreement with the Company.
The Employment and Board Service Agreement shall automatically renew for successive two-year periods, unless cancelled by either party upon written notice of at least 90 days prior to the end of the initial five-year term. The Employment and Board Service Agreement provides for an annual base salary of $800,000 (“Base Salary”) for the term, with five (5%) percent automatic annual increases each year.
Commencing in 2027, Mr. Franke will be eligible to receive his annual Base Salary as a bonus (“Annual Bonus”) for every calendar year his Employment and Board Service Agreement is in effect, contingent upon the Company meeting certain revenue targets. The Company shall pay a transaction bonus in the amount of USD $200,000 for any subsequent completed transaction in excess of $8,000,000 gross, in consideration of Mr. Franke’s assistance in closing each such transaction.
In the event Mr. Franke’s services are terminated other than for Cause, he shall be entitled to: two years of Base Salary; pro-rated Annual Bonus provided he is on pace to achieve the required performance milestone for such bonus; all Accrued Benefits, and all unvested equity awards shall immediately be vested. In the event of a Change of Control, other than with Circle8, 100% of Mr. Franke’s equity and any unvested equity awards shall be immediately due and payable; performance bonuses (both current and future) shall be immediately due and payable, regardless of whether the milestone has been achieved; and all of the severance benefits set forth above shall be due and payable. Notwithstanding the foregoing, any Contract Benefits to be received upon a Change of Control that would constitute a “parachute payment” shall be reduced to the extent necessary so that no portion shall be subject to Section 4999 of the Internal Revenue Code.
The Employment and Board Service Agreement provides for a non-compete provision of one year from the termination if terminated for Cause, or six months if terminated for any other reason; and a non-solicitation provision for two years from the termination date if terminated for Cause, and one year for any other reason. The foregoing description of the Employment and Board Service Agreement is qualified in its entirety by reference to the full text of the agreement, which is attached hereto as exhibit 10.3 and is incorporated by reference herein.
Series B Preferred Stock
On March 20, 2026, the Company closed on a Securities Purchase Agreement with an institutional investor to sell 5,600 shares of Series B 5% Convertible Preferred Stock with a stated value of $1,070 per share (total value of $5,992,000). Proceeds from the transaction were $5,565,000, net of applicable closing costs. The 5,600 shares of Preferred Stock were be sold with one (1) Warrant to purchase 5,600 shares of the Company’s Preferred stock at an exercise price of $1,000 per share.
Lawsuit against SPP Credit Advisors
On April 2, 2026, Atlantic and its Lyneer subsidiaries, Lyneer Investments, LLC, Lyneer Holdings, Inc. and Lyneer Staffing Solutions, LLC (collectively the “Lyneer Subsidiaries”) commenced a lawsuit in the Supreme Court of the State of New York, County of New York (Civil Index No. 154264/2026) against SPP. At the same time Atlantic is seeking a preliminary injunction with an Order to Show Cause and Temporary Restraining Order. Atlantic is seeking a preliminary injunction enjoining SPP from continuing to proceed as if the outstanding indebtedness owed under the loans at issue had not been satisfied.
Atlantic has alleged in its complaint, that SPP launched a coordinated, pre-planned attack to seize control of the Lyneer subsidiaries based on a fabricated default, set forth in the Default Notices, and in bad faith of its own financial interests. As part of a refinancing transaction in April 2025, SPP obtained, and was supposed to ultimately sell, over $77 million worth of publicly traded shares in Atlantic acquired from non-party IDC. SPP was required to apply the proceeds to satisfy the outstanding debt owed under the term loan that originated in 2021. The value of the Nasdaq publicly traded shares significantly exceeded any outstanding indebtedness arguably remaining owing to SPP (less than $50 million) and, as such, upon SPP’s receipt of the collateral, the indebtedness was satisfied and extinguished. SPP acknowledged and understood it took stock worth more than its debt, and agreed to remit the surplus back to IDC. It should be noted that SPP’s default notices did not demand repayment of the loans, nor include payoff amounts. Instead, they only reflected a hostile takeover. Furthermore, as a subordinate mezzanine lender, SPP has no contractual right to receive capital raise proceeds ahead of the senior lenders in line before it.
Lawsuit against Atlantic, et al

Later on April 2, 2026, Rick Arrowsmith, on behalf of SPP, and in response to the above-described lawsuit brought by the Company, commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company and its officers. Based on the unfounded alleged events of default, the plaintiff, appointed by SPP to take managerial control of the Lyneer subsidiaries. The plaintiff is seeking declaratory relief that he was able to remove all officers of the Company and is entitled to declaratory, preliminary and permanent injunctive relief to take control of the Company.

SPP Lyneer Term Note Default Notice
On March 30, 2026, SPP notified Atlantic and the Lyneer Subsidiaries that certain events of default have occurred and are continuing under the Amended and Restated Loan Agreement dated as of April 29, 2025 (the "Financing Agreement"), SPP asserted that the events of default relate to our failure to satisfy certain financial and non-financial covenants under the Financing Agreement. In its notice to Atlantic, SPP confirmed that the Agents (as defined in the Financing Agreement) and SPP have not waived the specified events of default, and that the Agent and SPP reserve all of their rights and remedies under the Financing Agreement, the Loan Documents (as defined in the Financing Agreement), and any applicable law with respect to the specified events of default, including, without limitation: (i) the right to accelerate the Obligations (as defined in the Financing Agreement); (ii) the right to exercise the Pledge Agreement associated with the ownership of the Lyneer entities; (iii) the right to exercise all voting and economic interests in the Lyneer entities; and (iv) the right to take all actions and exercise all remedies available to the Agents and/or the Lenders under the Loan Documents and applicable law. Additionally, SPP has attempted to exercise its pledge and has sought to try to replace the management of Lyneer. The

Company believes it has meritorious defenses to the claims of SPP and, as described above, has commenced a lawsuit to contest SPP’s actions.
SPP Credit Agreement Default Notice
Simultaneous with the default letter under the Financing Agreement as described above, SPP notified the Company of certain events of default under (a) the Credit Agreement, dated June 18, 2024, and (b) the Pledge and Security Agreement dated as of June 18, 2024.
Similar to the Financing Agreement default notice, SPP has asserted that the events of default also relate to our failure to satisfy certain financial and non-financial covenants under the Credit Agreement. In its notice to Atlantic, SPP has confirmed that the Agent and SPP have not waived the specified events of default, and that the Agent and SPP reserve all of their rights and remedies under the Credit Agreement, the Loan Documents, and any applicable law with respect to the specified events of default, including, without limitation: (i) the right to accelerate the Obligations; (ii) the right to exercise the Pledge Agreement associated with the ownership of the Lyneer Subsidiaries; (iii) the right to exercise all voting and economic interests in the Lyneer Subsidiaries; and (iv) the right to take all actions and exercise all remedies available to the Agents and/or the Lenders under the Loan Documents and applicable law. In addition, SPP has attempted to exercise its pledge and has sought to try to replace the management of Lyneer.
The Company believes it has meritorious defenses to the claims of SPP and, as described above, and has commenced a lawsuit to contest SPP’s actions.
Matthew Evelt Resignation and Termination
On March 30, 2026, Matthew Evelt, the then Company’s Chief Operating Officer, informed the Company that he was resigning his position immediately. Mr. Evelt alleged that his reasons for resigning resulted from the SPP default notices and made specious claims related to differences in strategic direction and purported lack of payment. The Company disputes these claims. It was at this time that the Company became aware that Mr. Evelt had accepted a position with SPP and was actively supporting SPP in its efforts associated with the matters disclosed above. As a result, the Company provided Mr. Evelt with a letter dated March 30, 2026, stating that his actions have resulted in a “for Cause” (as defined) termination effective March 30, 2026 and that he was in violation of his agreements with the Company due to his egregious misconduct that is materially injurious to the Company. The Company is evaluating this matter and intends to pursue all legal and equitable remedies depending on the results of its investigation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report on Form 10-K. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.
Based on that assessment, our management concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control—Integrated Framework (2023) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prior to the Merger, we were a private company and had limited accounting and financial reporting personnel with which to address our internal controls and related procedures. Based upon that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Exchange Act, as amended and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis.
This conclusion is based on the identification of material weaknesses in the areas of accounting for complex financial transactions or non-routine transactions. We currently consult with third-party experts to overcome this weakness. Additionally, we had a material weakness related to lack of segregation of duties in finance and accounting. There is also an inadequate design of policies and procedures that are tested and monitored to prevent and detect potential errors. Due to our limited accounting and financial reporting personnel, we have ineffective controls over the period end financial disclosure and reporting process.
We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate the material weaknesses and have plans to implement them in the first half of 2026. For example, we plan to design and implement improved processes and internal controls, including ongoing senior management review and Audit Committee oversight. Additionally, we plan to further develop and implement formal policies, processes and documentation procedures relating to our financial reporting, including the oversight of third-party service providers. Our actions are subject to ongoing executive management review and will also be subject to Audit Committee oversight.
Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects.
This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth as of April 10, 2026, the name and position of each person who is an executive officer or director of the Company.

Name	Age	Position
Jeffrey Jagid	57	Chief Executive Officer
Kevin J. Murphy	49	Chief Financial Officer
Michael Tenore	51	General Counsel and Secretary
Guus Franke	50	Executive Chairman of the Board
Robert B. Machinist	73	Director
Jeff Kurtz	57	Director
David Solimine	46	Director
David Pfeffer	67	Director
Jeffrey Jagid serves as our Chief Executive Officer and a Director. He has served as CEO of Atlantic since February 1, 2023. He was elected Interim Chairman of the Board on March 30, 2025, and Interim Chief Financial Officer on August 18, 2025, until those positions were filled on January 23, 2026, and February 2, 2026, respectively. He is a results-producing business executive with a strong track record of optimizing revenue and profitability within a global organization. He has demonstrated success building and leading businesses at all stages of growth.
Prior to joining Atlantic, Mr. Jagid was a director of ThinkEco Inc. since 2014 and became that company’s Chairman and Chief Executive Officer in 2017. Prior to joining ThinkEco, Mr. Jagid held various management positions at I.D. Systems, Inc. (Nasdaq: IDSY), including Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jagid’s leadership, I.D. Systems was named by Deloitte as one of North America’s fastest growing technology companies in 2005, 2006 and 2012. During his tenure at I.D. Systems, Mr. Jagid was named as a finalist for the Deloitte Entrepreneur of the Year award. Under Mr. Jagid’s leadership, I.D. Systems became a leading global provider of wireless IoT based technology solutions for securing, managing, and tracking high-value enterprise assets. He was awarded 14 patents in wireless communications, mobile data, asset tracking, and connected car technology. Among his other achievements, he led that company’s initial public offering, as well as several other capital raises totaling nearly $100,000,000.
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
Kevin J. Murphy was appointed as our Chief Financial Officer which became effective on February 2, 2026. Mr. Murphy brings over 27 years of experience in financial and operations reporting and analysis and accounting. His skills are in managing the financial operations of complex organizations, communications with private equity stakeholders, directors and executive leaders, bank reporting, technology selection and integration, and audit and tax planning. Mr. Murphy is a Certified Public Accountant, with a B.S. in Business, Major in Accounting from Eastern Illinois University and is a Six Sigma Green Belt. From June 2023 until joining the Company, he last held the position of Executive VP and Division CFO at Hospitality Staffing Solutions, LLC (HSS), Atlanta Georgia. There, he led all back-office, field operations and sales teams at the largest privately-held hospitality staffing company in the U.S. and presented strategic recommendations, performance updates and transformation milestones. He also led a major corporate transformation that redesigned organizational structure and developed and launched a multi-year strategic growth plan that repositioned the company in core markets and expanded new verticals. From November 2014 to May 2023 he held the position of Senior VP of Finance and Treasurer at HSS. He was responsible for accounting, finance, billing, payroll, HR, IT, compliance, risk management and facilities. He completed the sell side management presentations and due diligence for the sale of this private equity owned staffing company to a private equity owned janitorial company in January 2020. From January 2006 to May 2014,

Mr. Murphy held several positions as director or vice president of finance and controller at Choice Point Services, Inc. Signature Information Solutions LLC, Lexis Nexis and Red Book Connect LLC. From May 1998 to January 2006 he rose from staff accountant and senior accountant to director of accounting at several firms.
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
Guus Franke was appointed as Executive Chairman of the Board on January 23, 2026. He has been the founder and sole owner of Axiom GmbH (“Axiom”) since 2018. Axiom provides M&A advisory, full services transaction support including corporate finance and private equity strategy. Axiom is an investment platform designed to hold, acquire and scale the next layer of global digital economy. Through Axiom, Mr. Franke founded Circle8 Group as a pan-European platform for AI talent, compliance-grade consultancy (cloud, IT migration, AI and Cyber) and workforce execution for highly regarded sections. Prior to forming Axiom and Circle8 Group, from 2020 to 2021, Mr. Franke was Managing Director, Riverrock European Capital Partners LLP, where he was responsible for the European AR and Syndicate SSL strategy. From 2018 to 2020, Mr. Franke was co-founder of Pilatus AG, an investment platform where he was responsible for deal sourcing, performance management, syndication and deal coordination. From 2014 to 2018 he was co-founder of Nedfact, an investment structure and debt advisor. From 2011 to 2014 he was a partner at a Tier 1 sponsor firm, responsible for M&A and debt structuring. Prior thereto he was a KPMG Partner, Private Corporate Finance.
Robert B. Machinist serves as a director of the Company since its formation in October 2022. He previously served as Chief Executive Officer and Chairman of the Board of Troika Media Group (Nasdaq: TRKA) from March 2018 until May 2022. Mr. Machinist has extensive experience both as a principal investor/operator in a broad range of businesses as well as an owner-operator of diversified investment banking operations. He was the Vice Chairman of Pyrolyx A.G. (S26.DU), the first environmentally-friendly and sustainable method of recovering high-grade carbon black from end-of-life-tires. Most recently, he was Chairman and an original founding Board member of CIFC Corp. (Nasdaq: CIFC), a publicly-listed credit manager with over $14.0 billion of assets under management, which was sold in December 2016. In addition, he was Chairman, Board of Advisors of MESA, a merchant bank specializing in media and entertainment industry transactions, which was sold to Houlihan Lokey in 2016. He was also a partner of Columbus Nova, a leading private investment fund. He runs a private family investment company, the activities of which include The Collectors Car Garage and a number of real estate development businesses.
Mr. Machinist previously served as managing director and head of investment banking for the Bank of New York and its Capital Markets division. Mr. Machinist was also previously president and one of the principal founders of Patricof & Co. Capital Corp. (APAX Purchasers) and its successor companies.
He is currently Vice-Chairman of the Maimonides Medical Center, serves on its Board of Directors, is Chairman of its Investment Committee and a member of its various other Board of Overseers for the Albert Einstein College of Medicine. Most recently, he was Chairman of the American Committee for the Weizmann Institute of Science as well as a member of its Board of Directors and presently serves on its International Board of Governors and its Executive Committee. He was a trustee and Vice Chairman of Vassar College, a member of its Executive Committee, and one of three trustees responsible for managing the College’s Endowment. He is currently a board member of ECD Autodesign (Nasdaq: ECDA).
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
Jeff Kurtz was elected to our board of directors upon the consummation of the Merger on June 18, 2024. Since 1991, he has been the President of The Kamson Corporation, which currently owns and operates over 100 investment properties in the Northeast. Currently, he oversees extensive rehabilitation projects among over 100 projects and is presently involved in several building projects consisting of multifamily apartments, hi-rise buildings, and mixed-use properties which have retail and apartment components. In the past, Mr. Kurtz has built multifamily units for sale along with other building projects. Mr. Kurtz personally owns or is a general partner and/or manages, through the Kamson Corporation, a New Jersey corporation, 14,000+ apartments, in addition to office buildings and shopping centers. A graduate of the University of Miami, Mr. Kurtz is a member of the 1987 National Championship Football Team at the University of Miami. He continues as an active member of the university alumni. For the past 20 years, Mr. Kurtz has been on the Board of the Hope & Heroes Children’s Cancer Fund golf event and chairs this outing each year.
We believe Mr. Kurtz’s broad entrepreneurial, financial and business expertise and his experience give him the qualifications and skills to serve as a director of our company.
David Solimine was elected to our board of directors upon the consummation of the Merger on June 18, 2024. Mr. Solimine is the President & Chief Executive Officer of Kore Insurance Holdings, LLC., a privately-owned high-volume insurance agency established in 2012 with offices in New Jersey and Florida. He plays an integral part in providing a competitive insurance product with the utmost level of professional service to meet client satisfaction in all aspects. Prior thereto, from 2001-2008, Mr. Solimine was a principal, as well as the President of Sales and Marketing for EMAR Group, Inc., when it was acquired by Wells Fargo Insurance Services. Thereafter, while at Wells Fargo, he remained the largest Insurance Sales Producer on the East Coast for many consecutive years. He also served as Head of Marketing for Princeton Securities from 1999-2001. Mr. Solimine holds a Bachelor of Science in Business/Economics from Brown University. He is Property and Casualty Insurance Licensed throughout the United States.
We believe Mr. Solimine’s extensive business and financial experience in the insurance industry, in particular dealing with employment related issues, makes him qualified to serve on our board of directors.
David Pfeffer has served as a member of our board of directors and is currently our Audit Committee Chairman since the consummation of the Merger on June 18, 2024. Mr. Pfeffer was previously a member of the board of directors and the Audit Committee Chairman for SeqLL since September 2018. Mr. Pfeffer has over 30 years of experience in diverse roles in financial services; leading companies, developing and executing strategy, building businesses up from the ground floor and driving innovation to grow in today’s ultra-competitive and dynamic global economy. Mr. Pfeffer is currently CEO of Brick Citi Capital, LLC, an investment services and business advisory firm founded in 2019. Previously, he was Executive Vice President and Chief Financial Officer of Oppenheimer Funds, a global asset manager, from 2004 to 2019. He was a Management Director on the Oppenheimer Funds, Inc. board and President of Oppenheimer Funds Harbourview Asset Management. From 2009 to 2019, Mr. Pfeffer served as an Independent Director at ICI Mutual Insurance Co., including a role as Audit Committee Chairman. From 2000 to 2004, Mr. Pfeffer worked as Institutional Chief Financial Officer and Director at Citigroup Asset Management. Mr. Pfeffer was at J.P. Morgan from 1984 to 2000, where he gained significant international experience serving as Chief Financial Officer and Director of JPM Brazil for five years in São Paulo and supported JPM’s international businesses during his 16-year tenure there. Mr. Pfeffer worked as a public accountant at Ernst & Whinney from 1981 to 1984. Mr. Pfeffer is a Certified Public Accountant, a Chartered Global Management Accountant and has his FINRA Series 99 Operations Professional license. He graduated Cum Laude from the University of Delaware with a B.S. in Accounting.
We believe Mr. Pfeffer’s experience in corporate governance and capital markets qualifies him to continue to serve on our board of directors following the Merger.
Senior Management

Name	Age	Position
Todd McNulty	57	Chief Executive Officer of Lyneer Staffing Solutions LLC
James Radvany	65	Chief Financial Officer of Lyneer Staffing Solutions LLC
Todd McNulty serves as Chief Executive Officer of Lyneer Staffing Solutions LLC since its formation in October 1997. Mr. McNulty studied Business Administration and Marketing at York College of Pennsylvania. After college in 1990, Mr. McNulty started his career as a Marketing Representative for the Players Club International at Resorts Casino in Atlantic City. In August 1992, Mr. McNulty relocated back home to Central NJ and began a 30-year staffing career. Mr. McNulty worked for Staffing Alternatives, a New Jersey four office family-owned boutique company, focusing on clerical and light industrial staffing. He led sales from 1992 to September 1997, achieving a record $5,000,000 in new sales his first year. In October 1997, Mr. McNulty joined James Radvany with a plan and a mission to become the Delaware Valley’s leading staffing company. He opened multiple offices and achieved robust growth and profitability within months of office openings. Throughout the years, Mr. McNulty assumed the role of Chief Executive Officer with responsibility for its current day-to-day operations and working closely with Lyneer’s Business Development Team in building brand strength and growth throughout the country.

James Radvany serves as Chief Financial Officer of Lyneer Staffing Solutions since its formation in October 1997. Mr. Radvany is a graduate of Susquehanna University. He started his career as a CPA with Coopers and Lybrand in Philadelphia in 1982 and was promoted to Manager in four years instead of the customary six-year period. Mr. Radvany joined Romac and Associates in 1986 as a Senior Recruiting Manager for accounting and finance professionals. He was consistently one of the top producers in Lyneer’s Northeast region throughout his seven-year tenure. Mr. Radvany founded his initial staffing company in 1993 and with the addition of Todd McNulty, led Lyneer Staffing Solutions to become one of the top staffing firms in the Delaware Valley in the 1990s. Lyneer Staffing Solutions started to expand outside of the Delaware Valley in the late 1990s and grew throughout the East Coast and into the Southeast and Midwest sectors of the country. With the addition of seven West Coast branches in early 2015, Lyneer expanded into a true national staffing company. In his role as Chief Financial Officer of Lyneer, Mr. Radvany handles all accounting, acquisitions, financing, legal and insurance issues for Lyneer. He also works with Mr. McNulty in running Lyneer’s day-to-day operations. He has successfully negotiated a $55,000,000 asset-based loan, integrated some smaller acquisitions, set up a very cost-effective workers compensation insurance program and oversees a 12-person accounting and legal department.
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
Our board of directors has reviewed the composition of the board of directors immediately following consummation of the Merger and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Jeff Kurtz, David Solimine and David Pfeffer will be an “independent director” as defined under Rule 5605(a)(2). Our board of directors also determined that the directors who serve on our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee satisfy the independence standards for such committees established by the SEC and the Nasdaq Marketplace Rules, as applicable. In making such determinations, our board of directors considered the relationships that each such non-employee director has and will have with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.
Board Meetings Committees
During the year ended December 31, 2025, our board of directors held 6 meetings (including regularly scheduled and special meetings), and no director attended fewer than 80% of the total number of meetings of the board of directors and the committees of which he was a member. In addition, during the year ended December 31, 2025, our board of directors acted by unanimous written consent on two occasions.
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
•reviewing our annual and quarterly financial statements and reports, including the disclosures contained under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and discussing the statements and reports with our independent auditors and management;
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
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance committee consists of David Solimine, who is the chair of the committee, and Jeff Kurtz. We have determined that each of the members of this committee satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:
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
Board Leadership Structure
Our board of directors is free to select the Chairman of the board of directors and a Chief Executive Officer in a manner that it considers to be in the best interests of our company at the time of selection. Currently Jeffrey Jagid serves as the Chief Executive Officer and Guus Franke serves as Executive Chairman of the Board. We currently believe that this leadership structure is in our best interests. As Chairman of the Board, Mr. Franke’s key responsibilities include facilitating communication between our board of directors and management, assessing management’s performance, managing board members, preparation of the agenda for each board meeting, acting as chair of board meetings and meetings of our company’s stockholders and managing relations with stockholders, other stakeholders and the public.
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
Role of Board in Risk Oversight Process
We face a number of risks, including those described herein under Item IA — Risk Factors. Our board of directors believes that risk management is an important part of establishing, updating and executing on our business strategy. Our board of directors has oversight responsibility relating to risks that could affect our corporate strategy, business objectives, compliance, operations, and the financial condition and performance. Our board of directors focuses its oversight on the most significant risks facing us and, on our processes, to identify, prioritize, assess, manage and mitigate those risks. Our board of directors receives regular reports from members of our senior management on areas of material risk to us, including strategic, operational, financial, legal and regulatory risks. While our board of directors has an oversight role, management is principally tasked with direct responsibility for management and assessment of risks and the implementation of processes and controls to mitigate their effects on us.
Item 11. Executive Compensation
Summary Compensation Table
The following table sets forth total compensation paid to our named executive officers (“NEOs”) for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(1)	Total
Jeffrey Jagid	2025	$500,000	$734,016	$—	$—	$—	$168,000	$1,402,016
Chief Executive Officer(2)	2024	$269,231	$449,650	$—	$—	$563,833	$208,625	$1,491,339
Christopher Broderick	2025	$196,154	$227,300	$—	$—	$—	$58,000	$481,454
Chief Financial Officer(2)(3)	2024	$161,539	$263,300	$—	$—	$272,000	$155,750	$852,589
Matthew Evelt(4)	2025	$223,077	$—	$—	$—	$—	$3,500	$226,577
Chief Operating Officer
Michael Tenore	2025	$300,000	$63,533	$—	$—	$—	$50,000	$413,533
General Counsel(2)	2024	$161,539	$100,000	$—	$—	$225,000	$75,000	$561,539
Daniel Jones	2024	$260,273	$—	$—	$—	$—	$—	$260,273
Chief Executive Officer(5)
Frances Scally(6)	2024	$145,000	$—	$—	$—	$—	$—	$145,000
_____________
(1)All other compensation represents amounts paid related to special bonuses, transactions bonuses for the consummation of the Merger and auto allowances.

	2025			2024
	Special Bonus	Auto Allowance	Total	Transaction Bonus	Auto Allowance	Total
Jeffrey Jagid	$150,000	$18,000	$168,000	$200,000	$8,625	$208,625
Christopher Broderick	$50,000	$8,000	$58,000	$150,000	$5,750	$155,750
Matthew Evelt(4)	$—	$3,500	$3,500	$—	$—	$—
Michael Tenore	$50,000	$—	$50,000	$75,000	$—	$75,000
(2)    Messrs. Jagid, Broderick and Tenore became executive officers of the Company upon completion of the Merger on June 18, 2024.
(3)    Mr. Broderick resigned from all positions within the Company on August 15, 2025.
(4)On March 30, 2026, Mr. Evelt informed the Company he was resigning immediately. On the same day the Company terminated Mr. Evelt for “Cause” (as defined) effective immediately and stated that he was in violation of his employment agreement due to his egregious misconduct that is materially injurious to the Company.
(5)    Mr. Jones resigned from all positions with the Company upon completion of the Merger.
(6)    Ms. Scally was a consultant to the Company and all compensation of the services were paid to DLA, LLC, a financial consulting firm with which Ms. Scully is employed. Ms. Scully resigned from her position with the Company upon the completion of the Merger.

Employment and Board Service Agreements with Guus Franke
Mr. Franke entered into a five-year Employment and Board Service Agreement with the Company dated as of January 23, 2026, pursuant to which he was appointed as Executive Chairman on the Circle8 Closing Date.
The Employment and Board Service Agreement shall automatically renew for successive two-year periods, unless cancelled by either party upon written notice of at least 90 days prior to the end of the initial five-year term. The Employment and Board Service Agreement provides for an annual base salary of $800,000 (“Base Salary”) for the term, with five (5%) percent automatic annual increases each year.
Commencing in 2027, Mr. Franke will be eligible to receive his annual Base Salary as a bonus (“Annual Bonus”) for every calendar year his Employment and Board Service Agreement is in effect, contingent upon the Company meeting certain revenue targets. The Company shall pay a transaction bonus in the amount of USD $200,000 for any subsequent completed transaction in excess of $8 million gross, in consideration of Mr. Franke’s assistance in closing each such transaction.
In the event Mr. Franke’s services are terminated other than for Cause, he shall be entitled to: two years of Base Salary; pro-rated Annual Bonus provided he is on pace to achieve the required performance milestone for such bonus; all Accrued Benefits, and all unvested equity awards shall immediately be vested. In the event of a Change of Control, other than with Circle8, 100% of Mr. Franke’s equity and any unvested equity awards shall be immediately due and payable; performance bonuses (both current and future) shall be immediately due and payable, regardless of whether the milestone has been achieved; and all of the severance benefits set forth above shall be due and payable. Notwithstanding the foregoing, any Contract Benefits to be received upon a Change of Control that would constitute a “parachute payment” shall be reduced to the extent necessary so that no portion shall be subject to Section 4999 of the Internal Revenue Code.
The Employment and Board Service Agreement provides for a non-compete provision of one year from the termination if terminated for Cause, or six months if terminated for any other reason; and a non-solicitation provision for two years from the termination date if terminated for Cause, and one year for any other reason.
Employment Agreement with Jeffrey Jagid
Upon the closing of the Merger on June 18, 2024, Jeffrey Jagid entered into an employment agreement with our Company as Chief Executive Officer. The agreement is for a term of five years with an additional one-year extension unless terminated by either party upon 90 days written notice prior to the end of the initial term. On January 23, 2026, the Company entered into a First Amendment (the “Amendment”) to Executive Employment Agreement with Jeffrey Jagid, as Chief Executive Officer. The Amendment is to the Executive Employment Agreement dated as of June 18, 2024 (the ”Agreement”). Pursuant to the terms of the Amendment, the Employment Term was extended from June 18, 2029 to January 31, 2031; the Annual Base Salary was increased from $500,000 to $800,000; the Annual Bonus was increased from $500,000 to $800,000, and the Transaction Bonus was increased from $100,000 to $225,000, effective January 1, 2026. In addition, Mr. Jagid shall be entitled to a one-time bonus of $300,000 should the Company complete a registered direct offering or any other type of financing of at least $5,000,000 in 2026. Each of the Company’s enumerated subsidiaries shall be jointly and severally liable for and unconditionally guarantees the payment and performance of all obligations and agreements under the Amendment. Furthermore, upon an Event of Default Mr. Jagid shall be entitled to file an executed Confession of Judgement against the Company and its subsidiaries for severance. Mr. Jagid’s base salary is $500,000 per annum. Mr. Jagid is entitled to a true-up payment in an amount equal to the pro-rated difference between his salary of $120,000 per year under his employment contract dated February 1, 2023 with Atlantic and $500,000 per annum. Mr. Jagid is eligible to receive an annual bonus in an amount equal to his base salary for every year commencing in 2023. The bonus will be predicated upon our recording a minimum of $250,000,000 in revenues. Mr. Jagid was paid a $200,000 transaction bonus as a result of the closing of the Merger on June 18, 2024, and he will be paid additional transaction bonuses in the amount of $100,000 for the closing of any subsequent acquisition that is valued in excess of $8,000,000. He is also eligible for an annual discretionary bonus to be set by the compensation committee of our board of directors.
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
Employment Agreement with Kevin J. Murphy
Effective February 2, 2026, Mr. Murphy entered into an employment agreement with our Company as Chief Financial Officer. The employment agreement is for one year with an additional one year extension unless terminated by either party upon 60 days’ written notice prior to the end of the initial term. Mr. Murphy’s base salary is $375,000 per annum. Mr. Murphy will be eligible to receive a yearly bonus of $200,000 based upon mutually agreed upon goals. Mr. Murphy will also be eligible to earn annual variable compensation, the amount of which will be set by the Company’s Compensation Committee based upon the Company’s achievement of stated financial and strategic goals, as established by the Compensation Committee. Mr. Murphy shall be eligible to participate fully in annual stock option grants, and any other long-term equity incentive program at levels commensurate with Mr. Murphy’s position and as determined by the Compensation Committee. The Company shall provide to Mr. Murphy, at the Company’s cost, health insurance pursuant to the terms of the Company’s health insurance plans. Mr Murphy received an initial grant of 400,000 stock options under the Company’s equity incentive plan. The options will have an exercise price of $3.46 equal to the fair market value of the underlying shares on the day prior to grant. The options will vest over four years, with 25% vesting on each anniversary of the grant date.
If we terminate the employment agreement for any reason other than Cause (as defined), all of Mr. Murphy’s then-outstanding stock options, restricted stock, RSUs and warrants will immediately vest, and Mr. Murphy will be entitled to (i) any accrued benefits, (ii) a prorated annual bonus if we are on pace to meet the performance milestones necessary for such bonus, (iii) all shares of unvested stock options, restricted stock awards, RSUs, Options, Warrants or other equity awards shall immediately become vested, (iv) the right to 12 months of COBRA insurance paid for by the Company, and (iv) reasonable outplacement services for a period of up to 90 days from termination. After three months of employment, Mr. Murphy shall receive a severance amount based upon the following schedule:
•zero to three months: no severance
•Four months to a year: 6 months of severance
•After the first anniversary: 9 months of severance
•After the second anniversary: 12 months of severance
Upon death or disability, Mr. Murphy, or his estate, will receive all accrued compensation and any prorated bonus, and any equity that would have vested during the 24-month period beginning on the date of death or disability will immediately vest. If Mr. Murphy is terminated for Cause, or resigns without Good Reason (as defined), he will receive accrued compensation, including prorated bonus amount and any vested equity. After three months of employment, Mr. Murphy shall receive a severance amount based upon the following schedule:
•zero to three months: no severance
•Four months to a year: 6 months of severance
•After the first anniversary: 9 months of severance
•After the second anniversary: 12 months of severance
Upon a Change of Control (as defined), all of Mr. Murphy’s non-vested equity will immediately vest in full, and he will be entitled to his full severance payments stated above if he chooses to terminate his employment with our Company. Mr. Murphy will be subject to a 1 year non-compete covenant from termination of his employment anywhere in the United States if termination is for Cause, and six months if his termination is for any other reason. He will be subject to a 1 year non-solicitation covenant from termination if he is terminated for Cause and 1 year if he is terminated for any other reason. He will also be covered under our directors and officers’ liability insurance both during and, while potential liability exists, after the employment term.

Employment Agreement with Michael Tenore
Upon the closing of the Merger on June 18, 2024, Michael Tenore entered into an employment agreement with our Company as General Counsel and Secretary. The employment agreement is for three years with an additional one-year extension unless terminated by either party upon 90 days written notice prior to the end of the initial term. On January 23, 2026, the Company entered into a First Amendment (the “Amendment”) to Executive Employment Agreement with Michael Tenore, as Secretary and General Counsel. The Amendment is to the Executive Employment Agreement dated as of June 18, 2024 (the ”Agreement”). Pursuant to the terms of the Amendment, the Employment Term was extended from June 18, 2029 to January 31, 2031; the Annual Base Salary was increased from $300,000 to $325,000; the Annual Bonus was increased from $100,000 to $150,000 and the Transaction Bonus was increased from $75,000 to $150,000 effective January 1, 2026. In addition, Mr. Tenore shall be entitled to a one-time bonus of $50,000 should the Company complete a registered direct offering or any other type of financing of at least $5,000,000 in 2026. Upon an Event of Default Mr. Tenore shall be entitled to file an executed Confession of Judgement against the Company and its subsidiaries for severance. Mr. Tenore’s base salary is $300,000 per annum. He is also entitled to a true-up payment equal to the pro-rated difference between his salary of $120,000 per year under his employment agreement dated April 1, 2023, with Atlantic and $300,000 per annum. Mr. Tenore is entitled to receive an annual bonus of $100,000 for every year commencing in 2024. The bonus is predicated upon our receiving a minimum of $250,000,000 in revenues and adjusted EBITDA of $5,000,000. Mr. Tenore was paid a $75,000 transaction bonus as a result of the closing of the Merger, and he will be paid additional transaction bonuses in the amount of $150,000 for the closing of any subsequent acquisition that is valued in excess of $8,000,000. He also will be eligible for an annual discretionary bonus to be set by the compensation committee of our board of directors.
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
Employment Agreement with Todd McNulty
On June 18, 2024, Lyneer entered into a new employment agreement, with Todd McNulty to be its Chief Executive Officer. The employment agreement is for three years with successive one-year extensions unless terminated by either party upon 90 days’ prior written notice. Mr. McNulty’s current base salary is $750,000 per annum. Mr. McNulty is entitled to receive: (a) a transaction bonus of $100,000; (b) accrued compensation of $300,000 on or before June 28, 2024; (c) a 2025 Special Bonus of $1,375,000 on or before September 18, 2024; (d) an additional cash bonus of $1,375,000 on or before December 18, 2024; (e) beginning in 2025 and each fiscal year thereafter an annual bonus increasing from $100,000 to $300,000 on total revenues increasing from $350 million to $390 million, and (f) restricted stock units equal to 1% of the Company’s issued and outstanding shares of common stock. He is also eligible for an annual discretionary bonus to be set by the compensation committee of our board of directors.
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
Employment Agreement with James Radvany
On June 18, 2024, Lyneer entered into a new employment agreement with James Radvany to continue as its Chief Financial Officer. The employment agreement has a term of three years with successive one-year extensions unless terminated by either party upon 90 days’ prior written notice. Mr. Radvany’s base salary is $500,000 per annum. Mr. Radvany is entitled to the same transactions bonus, accrued compensation, 2025 Special Bonuses, annual bonuses starting in 2025, discretionary bonuses and 1% restricted stock units as Mr. McNulty is entitled to. Mr. Radvany’s employment agreement provides for the same severance provisions, non-competition and non-solicitation covenants as those in Mr. Radvany’s employment agreement discussed above. In case of termination by Lyneer with Cause or by Mr. Radvany without Good Reason, Mr. Radvany will only be entitled to accrued obligations consisting of accrued but unpaid base salary; unreimbursed expenses; accrued but unpaid benefits; and any unpaid bonus for any then completed fiscal year.
2025 Equity Incentive Plan
The Atlantic International Corp. 2025 Equity Incentive Plan (the “Incentive Plan”) became effective on stockholder approval at the November 7, 2025 Annual General Meeting. It allows us to provide equity awards as part of our compensation program, an important tool for motivating, attracting and retaining talented employees and for providing incentives that promote our business and increased stockholder value.
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
Eligibility
Persons eligible to participate in the Incentive Plan are our officers, employees, non-employee directors, and consultants and those of our subsidiaries as selected from time to time by the plan administrator in its discretion. As of the date of this Annual Report, approximately 314 individuals currently employed by, or affiliated with, Atlantic, Lyneer or Circle8 are eligible to participate in the Incentive Plan, which includes our officers, employees who are not officers, seven non-employee directors, and consultants.
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

Share Reserve
A number of shares of our common stock equal to initially 10,000,000 to be adjusted upward to reflect fifteen (15%) percent of the number of shares issued and outstanding on December 31st of each year.
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
Annual Limitation on Awards to Non-Employee Directors
The Incentive Plan contains a limitation whereby the grant date value of all awards under the Incentive Plan and all other cash compensation paid by us to any non-employee director may not exceed $1,000,000 in any calendar year, although our board of directors may, in its discretion, make exceptions to the limit in extraordinary circumstances.
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
Term
The Incentive Plan, unless terminated earlier, will continue in effect for a term of ten (10) years from the Board of Director’s approval on April 3, 2025, after which time no awards may be granted under the Incentive Plan.
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
Grants of Plan Based Awards
The following table set forth supplemental information relating to the Company’s grants of RSUs during the fiscal year 2025 to the NEOs. Also included, in accordance with SEC rules on disclosure of executive compensation, is information relating to the estimated grant date fair value of the grants. Neither the values reflected in the table, nor the assumptions utilized in arriving the values should be considered indicative of future stock performance.

		Stock Awards: Number of Shares of Stock	Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name/Grant Type	Grant Date	(#)	(#)		($/Share)	($)
Jeffrey Jagid
RSU	1/2/2025	4,122,652	—		$—	$24,488,553
RSU	8/11/2025	1,428,571	—		$—	$3,028,571
Matthew Evelt
Stock options	6/2/2025	—	1,000,000	(1)	$2.67	$2,670,000
Michael Tenore
RSU	1/7/2025	824,530	—		$—	$4,823,501
RSU	8/11/2025	378,371	—		$—	$802,147
(1)    These options were terminated as of March 30, 2026, with Mr. Evelt’s termination from employment prior to the initial vesting date of June 1, 2026.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth outstanding equity awards to our NEOs as of December 31, 2025.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
	Exercisable	Unexercisable
Name	(#)	(#)	($)		(#)		($)
Jeffrey Jagid	—	—	$—	—	4,122,652	(1)	$5,483,127
	—	—	$—	—	1,428,571	(1)	$1,899,999
Matthew Evelt(2)	—	1,000,000	$2.67	6/1/2030	—		$—
Michael Tenore	—	—	$—	—	824,530	(1)	$1,096,625
	—	—	$—	—	378,371	(1)	$503,233
(1) These restricted stock vested on January 1, 2026.
(2) These options were terminated as of March 30, 2026, with Mr. Evelt’s termination from employment prior to the initial vesting date of June 1, 2026.

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
The following table sets forth the director compensation we accrued in the year ended December 31, 2025 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash	Option Awards	Total ($)
Robert B. Machinist	$—	$—	$—
Jeffrey Jagid	$—	$—	$—
Jeffrey Kurtz	$—	$—	$—
David Solimine	$—	$—	$—
David Pfeffer	$60,000	$—	$60,000
Total:	$60,000	$—	$60,000
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
Additionally and as disclosed above, pursuant to his board of directors agreement with the Company dated April 15, 2024, Mr. Prateek Gattani, our Chairman of the Board, received 1,300,000 RSUs, as part of his director compensation, which vested upon the date of grant and will expire five years from the date of issue. Additionally, 161,290 RSUs were granted to each of Jeffrey Kurtz, David Solimine and David Pfeffer upon completion of the Merger as of June 18, 2024, as director fees that vest equally monthly over one year.
Insider Trading Arrangements and Policies
There are no Rule 10b5-1 trading arrangements held by any officer or director of the Company. The Company has adopted its Insider Trading Policies and Procedures, which is being filed herein as Exhibit 19.1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding beneficial ownership of our outstanding common stock as of April 10, 2026 by (i) each of our directors or executive officers, (ii) all of the persons who serve as our directors and executive officers as a group and (iii) each person who is known by us to be a beneficial owner of more than 5% of our common stock.
Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days after April 10, 2026 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them. The applicable percentage ownership based on 79,358,271 shares of common stock outstanding as of April 10, 2026.

Name and Address of Beneficial Owner	Number of Shares		Percentage
Executive Officers and Directors
Robert B. Machinist(1)	728,814		*
Jeffrey Jagid(1)	6,521,025	(2)	8.2%
Michael Tenore(1)	1,578,865	(3)	2.0%
Kevin J. Murphy(1)	400,000	(4)	*
Guus Franke(5)	12,516,070		15.8%
Jeff Kurtz(1)	161,290	(6)	*
David Solimine(1)	161,290	(6)	*
David Pfeffer(7)	162,820		*
All directors and executive officers as a group (8 persons)	22,230,174		28.0%
5% or Greater Shareholder
SPP Credit Advisors, LLC 550 Fifth Avenue, 12th Floor New York, New York 10036	21,983,926	(8)	27.7%

Andrew Bressman(1)(9)	6,503,971		8.2%

Pequod Consulting LLC(10) Hankins Waterfront Plaza Suite 5556 Main street, Charlestown Nevis and St. Kitts	4,301,012		5.4%
_____________
*Represents ownership of less than one (1%) percent.
(1)The address of this person is c/o Atlantic International Corp., 270 Sylvan Avenue, Suite 2230, Englewood Cliffs, New Jersey 07632.
(2)Does not include 1,000,000 shares issuable upon exercise of incentive stock options which vest on June 5, 2026.
(3)Does not include 125,000 shares issuable upon exercise of incentive stock options which vest on June 5, 2026.
(4)Consists of options that vest over four years, with 25% vested February 2, 2027.
(5)The address of this person is c/o Axiom Partners GmbH, Gubelstrasse, 11 Zug Switzerland
(6)161,290 RSUs granted upon completion of the Merger on June 18, 2024, as directors fees that are fully vested.
(7)The address of Mr. Pfeffer is c/o SeqLL Inc., 3 Federal Street, Billerica, Massachusetts 01821.
(8)These shares were acquired following a default under a pledge agreement entered into with IDC Technologies, Inc., formerly the Company’s principal stockholder. Vesting and disposition power rests with the holder of the shares.
(9)Mr. Bressman is a Strategic Advisor to the Company.
(10)Pequod Consulting LLC has acted as a consultant to the Company since October 15, 2022. Upon the closing of the Merger on June 18, 2024, the Company retained Pequod’s services under a two-year Consulting Agreement.

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
Related Party Transactions
Transactions with Lyneer Management Holdings
LMH was a non-controlling member of the Company with a 10% ownership interest at December 31, 2023. Two of Lyneer’s officers, specifically its CEO and CFO, each owned 44.5% of LMH, respectively.
On November 15, 2022, Lyneer and IDC Technologies, Inc. (“IDC”) as co-borrowers issued Year 1 Earnout Notes to LMH with total balances of $5,127,218. The balance of the Year 1 Earnout Notes payable to LMH was $0 as of both December 31, 2025 and December 31, 2024. On January 16, 2024, Lyneer and IDC as co-borrowers issued Year 2 Earnout Notes to LMH with total balances of $2,013,041. The balance of the Year 2 Earnout Notes payable to LMH was $0 as of both December 31, 2025 and December 31, 2024.
As of both December 31, 2025 and December 31, 2024, the combined Earnout Note balances payable to LMH was $0. Interest expense incurred on the Earnout Notes to LMH totaled $0 and $292,996 for the years ended December 31, 2025 and 2024, respectively.
The balance of the earnout liability payable to LMH as of both December 31, 2025 and December 31, 2024, was $0.
On June 18, 2024 as part of the Merger, LMH entered into a $6,000,000 guarantee agreement with the PEO, replacing and cancelling the $6,000,000 letter of credit previously held by the lenders of the Revolver. This obligation was terminated on December 31, 2024.
Transactions with IDC
The Company and IDC were co-borrowers and were jointly and severally liable for principal and interest payments under the previous Revolver, the Term Loan related to the previous Revolver, the Term Note, the Seller Notes and the Earnout Notes. In the case of certain of those obligations IDC generally makes certain interest and principal payments to the lenders and collects reimbursement from the Company. For interest payments of that nature, the Company recognizes interest expense when interest is incurred under the relevant loan agreement and a corresponding payable to IDC, which is subsequently removed from the Company’s consolidated balance sheet upon Company’s remittance of the reimbursement funds to IDC. Additionally, when principal payments are made by IDC the Company recognizes a reduction of the associated loan balance, with a corresponding increase in the payable to IDC which is then reduced upon the Company’s payment of funds to IDC.

As a result of the Merger, the Company was required to file short-term income tax returns for the periods of January 1, 2024 to June 18, 2024 and June 19, 2024 to December 31, 2024. For the first short-period, Lyneer and IDC filed consolidated income tax returns in certain states. In connection with this arrangement the Company recorded a liability payable to IDC for taxes payable by IDC which represented taxes attributable to the Company’s operations included on consolidated state and local income tax returns filed by IDC. These amounts were determined by calculating the Company’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $548,432 as of both December 31, 2025 and December 31, 2024, respectively, and are included in “other receivables” and “due to related parties” on the accompanying consolidated balance sheets as of December 31, 2025, and December 31, 2024, respectively. For the second short-period ended December 31, 2024, Lyneer has filed consolidated income tax returns with Atlantic International Corp.
Total amounts receivable from IDC, including the above taxes payable to IDC, amounted to $1,369,833 as of December 31, 2025 and is included in “other assets” on the accompanying consolidated balance sheets. The total amounts payable to IDC amounted to $2,091,035 as of December 31, 2024 and is included in “due to related parties” on the accompanying consolidated balance sheets. There are no formalized repayment terms.
On June 18, 2024, the Company entered into a $35,000,000 Merger Note with IDC.
Pursuant to the Amended and Restated Convertible Promissory Note, any amounts paid to BMO will be in satisfaction of this Note. The Company is offsetting the balance related to IDC that was remaining on the previous Revolver and rolled into the New Revolving Credit Facility. See Note 8: Debt and Note 17: Related Party Transactions for further discussion.

	Gross Amount	Amount Offset	Net Amount
Receivable from IDC included in “Other assets”	$7,426,218	$(6,056,385)	$1,369,833
Merger Note	$34,882,666	$(6,056,385)	$28,826,281
Additionally, IDC was issued 25,423,729 shares of the Company’s common stock at a market value of $2.36 per share, or $60,000,000 in the aggregate.
On April 28, 2025, IDC was no longer considered a related party according to ASC Topic 850 — Related-party Disclosures.
Transactions with SPP Credit Advisors, LLC (“SPP”)
On June 18, 2024, the Company entered into a Credit Agreement with SPP in the principal amount of $1,950,000 at an interest rate of 5% per annum. See Note 8: Debt for further information. The maturity date of the Credit Agreement was originally September 30, 2024. However, mandatory prepayments shall be made from the Initial Capital Raise, on the issuance of new debt or new equity interests, or upon a change of control. Conditions have not been met to make mandatory prepayments.
On July 22, 2024, the Company entered into an amendment to extend the maturity date of the Credit Agreement to June 18, 2026.
See Item 11 — Executive Compensation for the terms and conditions of employment agreements and board service agreement and stock options and restricted stock units issued and/or to be issued to Atlantic International’s officers, directors, consultants and senior management.

Item 14. Principal Accountant Fees and Services
The following table sets forth the fees billed to us for professional services by our independent registered public accounting firm, RBSM LLP for the years ended December 31, 2025 and 2024:

Services	2025	2024
Audit fees	$412,082	$395,700
Audit-related fees	50,000	67,500
Total fees	$462,082	$463,200

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
(3)Tax fees — Fees for tax compliance, advice and planning.
(4)All other fees — Fees for production and services other than the above three categories.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)List of Financial Statements
The following documents are included in this Report under Item 8 — Financial Statements and Supplementary Data:
•Report of Independent Registered Certified Public Accounting Firm (PCAOB ID 587)
•Consolidated Statements of Balance Sheets
•Consolidated Statements of Operations
•Consolidated Statements of Changes in Stockholders’ Deficit
•Consolidated Statements of Cash Flows
•Notes to the Consolidated Financial Statements
(a)(2)List of Exhibits

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Reorganization dated as of June 4, 2024 (1)
2.2	Amendment No. 1 to Amended and Restated Agreement and Plan of Reorganization dated as of June 12, 2024 (2)
2.3	Certificate of Merger of Atlantic Merger LLC with and into Lyneer Investments LLC (3)
2.4	Certificate of Merger of SeqLL Merger LLC with and into Lyneer Investments LLC (3)
2.5	Acquisition Agreement dated January 22, 2026, by and among Atlantic International Corp, Axiom Partnership GmbH and Circle8 Group, B.V. (19)
3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of SeqLL Inc. (5)
3.2	Amended and Restated Certificate of Incorporation in effect (4)
3.3	Amended and Restated By-Laws (18)
3.4	Certificate of Designations, Preferences and Limitations of Series B 5% Convertible Preferred Stock (23)
4.1	Description of Securities of Atlantic International Corp (20)
4.2	Specimen common stock certificate (6)
4.3	Form of outstanding Warrant (7)
4.4	Letter dated September 16, 2024 to the shareholders of record as of September 26, 2023 (8)
4.5	Form of outstanding Common Stock Purchase Warrant (9)
4.6	2025 Equity Incentive Plan (17)
4.7	Form of a Preferred Stock Purchase Warrant (23)
10.1	Amended and Restated 2014 Equity Incentive Plan (10)
10.2	Atlantic International Corp. 2023 Equity Incentive Plan (11)
10.3	Asset Purchase Agreement dated as of May 29, 2023 (12)
10.4	Consulting Agreement between Atlantic International Corp. and Robert Machinist (3)
10.5	Executive Employment Agreement between Atlantic International Corp. and Christopher Broderick (3)
10.6	Executive Employment Agreement between Atlantic International Corp. and Michael Tenore (3)
10.7	Executive Employment Agreement between Atlantic International Corp. and Jeffrey Jagid (3)
10.8	Executive Employment Agreement between Atlantic International Corp. and Todd McNulty (3)
10.9	Executive Employment Agreement between Atlantic International Corp. and James Radvany (3)
10.10	Board of Directors Agreement (Chairman) between Atlantic International Corp. and Prateek Gattani dated as of April 15, 2024 (3)
10.11	Asset Purchase Agreement between SeqLL and SeqLL Omnics, Inc. (15)
10.12	Convertible Promissory Note dated June 20, 2024 issued by the Issuer to IDC Technologies Inc. (3)

10.13	Tenth Amendment to Loan Agreement and Forbearance Agreement (8)
10.14	Amendment No. 1 to Convertible Promissory Note dated as of September 12, 2024 made by the Issuer to IDC Technologies Inc. (8)
10.15	Ninth Amendment to ABL Credit and Forbearance Agreement (13)
10.16	Loan and Security Agreement dated April 29, 2025 by and among North Mill Capital, LLC (d/b/a SLR Business Credit) and Lyneer Staffing Solutions, LLC (16)
10.17	Revolving Credit Master Promissory Note dated April 29, 2025 from Lyneer Staffing Solutions, LLC to North Mill Capital, LLC (16)
10.18	Amended and Restated Convertible Promissory Note from Atlantic International Corp. to IDC Technologies, Inc. Note (16)
10.19	Convertible Promissory Note dated January 23, 2026, from Atlantic International Corp to Axiom Partners GmbH (19)
10.20	Employment and Board Service Agreement dated as of January 23, 2026, by and between Atlantic International Corp. and Guus Franke (19)
10.21	First Amendment to Executive Employment Agreement dated January 23, 2026 between Atlantic International Corp. and Jeffrey Jagid (19)
10.22	First Amendment to Executive Employment Agreement dated January 23, 2026 between Atlantic International Corp. and Michael S. Tenore (19)
10.23	Executive Employment Agreement dated as of February 3, 2026 between Atlantic International Corp. and Kevin Murphy (21)
10.24	Separation Agreement dated as of August 8, 2025, by and between Atlantic International Corp. and Christopher Broderick (22)
10.25	Securities Purchase Agreement dated March 20, 2026 by and between Atlantic International Corp and the Purchaser (23)
19.1	Insider Trading Policies and Procedures (20)
21*	Subsidiaries of Atlantic International Corp
23.1*	Consent of RBSM LLP concerning registration statement on Form S-8
23.2*	Consent of RBSM LLP concerning registration statements on Form S-3
31.1*	Rule 13a-14(1) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(1) Certification of the Chief Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 9006 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 9006 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (20)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
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
(12)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on May 31, 2023.
(13)Incorporated by reference to the Issuer’s Registration Statement on Form 10-Q filed with the SEC on August 14, 2024.
(14)Incorporated by reference to the Issuer’s Registration Statement on Form S-1 filed with the SEC on June 23, 2024.
(15)Incorporated by reference to the Issuers Registration Statement on Form S-1 filed with the SEC on July 2, 2024.
(16)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on May 5, 2025.
(17)Incorporated by reference to Exhibit A of the Issuer’s Definitive Schedule 14D filed with the SEC on May 13, 2025.
(18)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on October 31, 2025.
(19)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on January 28, 2026.
(20)Incorporated by reference to the Issuer’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.
(21)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on February 3, 2026.
(22)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on August 11, 2025.
(23)Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on March 26, 2026.

Item 16. Form 10-K Summary
None
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic International Corp.

Date:	April 15, 2026	By:	/s/ Kevin J. Murphy
Kevin J. Murphy
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Jagid	Chief Executive Officer	April 15, 2026
Jeffrey Jagid

/s/ Kevin J Murphy	Chief Financial Officer	April 15, 2026
Kevin J Murphy

/s/ Guus Franke	Executive Chairman of the Board	April 15, 2026
Guus Franke

/s/ Robert Machinist	Director	April 15, 2026
Robert Machinist

/s/ Jeffrey Kurtz	Director	April 15, 2026
Jeffrey Kurtz

/s/ David Solimine	Director	April 15, 2026
David Solimine

/s/ David Pfeffer	Director	April 15, 2026
David Pfeffer