Form 10-Q
period 2026-03-31
ATLANTIC INTERNATIONAL CORP.
filed 2026-06-22
CIK 1605888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from_______ to _______
Commission file number 001-40760

ATLANTIC INTERNATIONAL CORP
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 12, 2026, 81,293,032 shares of the common stock, $0.00001 par value, of the registrant were outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$24,099,529	$81,134
Accounts receivable, net of allowance of $2,343,732 and $3,222,723	183,101,287	65,750,593
Contract assets	101,757,781	—
Unbilled accounts receivable	6,679,154	4,242,245
Due from related parties, current	628,809	—
Prepaid expenses and other current assets	3,648,394	3,123,447
Deposits, current	8,000,000	8,000,000
Total current assets	327,914,954	81,197,419
Non-current assets
Property and equipment, net	1,604,531	239,207
Operating leases right-of-use assets	4,202,891	2,933,582
Finance leases right-of-use assets, net	2,045,199	—
Goodwill	448,745,779	—
Intangible assets, net	191,833,745	26,602,223
Due from related parties	201,569	—
Deferred tax assets, net	381,266	—
Other assets	4,118,856	2,257,405
Total non-current assets	653,133,836	32,032,417
Total assets	$981,048,790	$113,229,836
Liabilities, mezzanine equity and stockholders’ equity
Current liabilities
Accounts payable	$152,591,253	$5,110,155
Accrued expenses and other current liabilities	164,405,786	19,647,785
PEO liability and accrued interest	39,908,098	32,894,331
Due to related parties	406,495	—
Current operating lease liabilities	2,008,853	1,459,704
Current finance lease liabilities	662,717	—
Line of credit, current portion	45,141,541	49,308,253
Notes payable, current portion	53,528,803	1,375,000
Notes payable, current portion – related parties	1,950,000	1,950,000
Convertible note payable – related parties	161,961,751	—
Factoring debt, current portion	205,933,405	3,205,506
Contingent consideration liability – related parties	7,698,574	—
Total current liabilities	836,197,276	114,950,734
Non-current liabilities
Notes payable, net of current portion	44,656,617	28,826,281
Warrant liabilities, non-current	6,216,515	—
Non-current operating lease liabilities	2,283,113	1,543,091
Non-current finance lease liabilities	1,433,904	—
Deferred tax liability	32,215,449	—
Other liabilities	3,304,307	—

Total non-current liabilities	90,109,905	30,369,372
Total liabilities	926,307,181	145,320,106
Commitments and contingencies

Mezzanine Equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized at March 31, 2026 and December 31, 2025
Series B convertible preferred stock, 5% cumulative dividends, 15,000 and 0 shares designated; and 5,600 and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively, redemption amount of $7,300,387 and $0 as of March 31, 2026 and December 31, 2025, respectively	8,927,475	—
Redeemable noncontrolling interest	3,388,143	—
Stockholders’ equity/(deficit)
Common stock, $0.00001 par value; 300,000,000 shares authorized; 79,289,016 and 55,713,259 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	793	557
Additional paid-in capital	269,299,380	162,819,982
Accumulated deficit	(225,656,934)	(194,910,809)
Accumulated other comprehensive loss	(1,217,248)	—
Total stockholders’ equity/(deficit)	42,425,991	(32,090,270)
Total liabilities, mezzanine equity and stockholders’ equity	$981,048,790	$113,229,836
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Service revenue, net	$249,886,893	$102,808,807
Cost of revenue	228,460,840	91,622,685
Gross profit	21,426,053	11,186,122
Selling, general and administrative	31,997,753	19,399,479
Depreciation and amortization	4,332,094	1,236,389
(Loss) income from operations	(14,903,794)	(9,449,746)
Gain on debt extinguishment	(233,022)	—
Interest expense	3,554,670	1,284,822
Other expenses, gains and losses	12,536,863	—
Net loss before provision for income taxes	(30,762,305)	(10,734,568)
Income tax benefit/(expense)	73,181	(9,617)
Net loss	$(30,689,124)	$(10,744,185)
Net income attributable to redeemable noncontrolling interest	(57,001)	—
Net loss attributable to Atlantic	(30,746,125)	(10,744,185)

Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.20)

Weighted-average shares outstanding, basic and diluted	74,007,596	53,975,575

Comprehensive loss:
Net loss	$(30,689,124)	$(10,744,185)
Change in foreign currency translation, net of income taxes	(1,217,248)	—
Other comprehensive income attributable to redeemable noncontrolling interest	(66,978)	—
Total comprehensive loss	$(31,973,350)	$(10,744,185)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited)

	Mezzanine Equity				Stockholders’ Equity
	Preferred Stock				Common Stock
	Shares	Amount	Redeemable Noncontrolling Interest	Total Mezzanine Equity	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance - December 31, 2025	-	$-	$-	$-	55,713,259	$557	$162,819,982	$(194,910,809)	$-	$(32,090,270)
Net income (loss)	-	-	57,001	57,001	-	-	-	(30,746,125)	-	(30,746,125)
Recognition of redeemable noncontrolling interest, Circle8 Acquisition	-	-	1,255,237	1,255,237	-	-	-	-	-	-
Other comprehensive income	-	-	(66,978)	(66,978)	-	-	-	-	(1,217,248)	(1,217,248)
Accretion of redeemable noncontrolling interest	-	-	2,142,883	2,142,883	-	-	(2,142,883)	-	-	(2,142,883)
Issuance of Series B convertible preferred stock, net of issuance costs of $22,261	5,600	8,927,475	-	8,927,475	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	3,830,985	-	-	3,830,985
Stock issued for RSUs	-	-		-	7,059,687	71	(2,694,964)	-	-	(2,694,893)
Dividends payable	-	-	-	-	-	-	(9,986)	-	-	(9,986)
Shares issued as partial consideration for a business	-	-	-	-	12,516,070	125	48,311,905	-	-	48,312,030
Issuance of convertible note as partial consideration of a business combination	-	-	-	-	-	-	43,744,381	-	-	43,744,381
Shares issued to designee of the Circle8 Seller as partial consideration for a business	-	-	-	-	4,000,000	40	15,439,960	-	-	15,440,000
Balance - March 31, 2026	5,600	$8,927,475	$3,388,143	$12,315,618	79,289,016	$793	$269,299,380	$(225,656,934)	$(1,217,248)	$42,425,991

	Stockholders’ (Deficit)
	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
Balance - December 31, 2024	53,130,946	$531	$123,462,703	$(135,479,890)	$(12,016,656)
Net loss	-	-	-	(10,744,185)	(10,744,185)
Stock-based compensation	-	-	6,039,973	-	6,039,973
Stock issued for services	65,148	1	326,399	-	326,400
Stock issued for legacy stockholders	764,486	8	2,359,263	-	2,359,271
Stock issued for RSUs	593,221	6	(6)	-	-
Balance - March 31, 2025	54,553,801	$546	$132,188,332	$(146,224,075)	$(14,035,197)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(30,689,124)	$(10,744,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	1,233,099	—
Amortization, deferred financing cost	238,886	48,913
Gain on debt extinguishment	(233,022)	—
Change in estimated fair value of contingent consideration	(24)	—
Change in fair value of warrants	(1,484,931)	—
Loss on financing transaction	11,613,736	—
Shares issued for services	—	326,400
Depreciation and amortization expense	4,332,094	1,236,389
Right-of-use asset amortization	693,132	453,530
Share-based compensation	3,830,985	6,039,973
Changes in operating assets and liabilities:
Accounts receivable	(14,539,015)	17,967,783
Contract assets	4,746,966	—
Unbilled accounts receivable	(2,436,909)	(407,456)
Prepaid expenses and other current assets	984,836	(1,434,026)
Due from related parties	(418,885)	—
Other assets	(3,607,697)	22,435
Accounts payable	1,934,272	(130,588)
Due to related parties	406,495	(711,825)
Income taxes payable	(190,666)	—
Accrued expenses and other current liabilities	14,442,114	2,354,130
Operating lease liability	(612,849)	(452,783)
Other liabilities	(130,284)	—
Net cash provided by (used in) operating activities	(9,886,791)	14,568,690
Cash flows from investing activities
Purchase of property and equipment	(40,578)	(12,079)
Net cash (used in) investing activities	(40,578)	(12,079)
Cash flows from financing activities
Acquisition, net - cash acquired	33,642,710	—
Borrowings on revolving line of credit	106,226,864	107,630,000
Payments on revolving line of credit	(110,409,271)	(121,399,275)
Payments on notes payable	(1,375,000)	—
Borrowings on factoring debt	3,000,000	—
Payments on factoring debt	(1,385,289)	—
Proceeds from issuance of preferred stock and warrants, net of issuance costs	5,543,739	—
Debt issuance costs payment	(30,000)	—
Finance lease repayments	(117,479)	—
Net cash (used in) provided by financing activities	35,096,274	(13,769,275)

Effect of exchange rates on cash and cash equivalents	(1,150,510)	—

Net increase in cash and cash equivalents	24,018,395	787,336
Cash and Cash Equivalents – Beginning of period	81,134	678,676
Cash and Cash Equivalents – End of period	$24,099,529	$1,466,012

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$3,509,168	$2,306,490
Non-cash investing and financing activities:
Settlement shares issued to legacy stockholders	$—	$2,359,271
Share settled earnout value	$5,600,000	$—
Transaction costs as partial consideration for a business	$991,313	$—
Fair value of common shares issued as partial consideration for a business	$48,312,030	$—
Contingent consideration arrangement issued as partial consideration for a business	$2,098,574	$—
Fair value of convertible note issued as partial consideration for a business	$205,706,131	$—
Fair value of common shares issued to designee of the Circle8 Seller as partial consideration for a business	$15,440,000	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATLANTIC INTERNATIONAL CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Organization and Nature of Operations
On June 18, 2024 (the “Closing Date”), Atlantic International Corp (“Atlantic” or the “Company,” formerly known as SeqLL Inc.) completed the acquisition (the “Merger”) of Lyneer Investments LLC and its operating subsidiaries, including Lyneer Staffing Solutions, LLC (collectively, “Lyneer”). On January 23, 2026, the Company completed the acquisition (“Circle8 Closing Date” or the “Circle8 Acquisition”) of Circle8 Group B.V. (“Circle8”). See Note 2: Merger and Acquisition for further information.
The Company was incorporated in Delaware under the name SeqLL Inc. on April 1, 2014. The Company historically operated as a commercial-stage life science instrumentation and research services company engaged in development of scientific assets and novel intellectual property across multiple “Omics” fields. Pursuant to the terms and conditions of the Amended and Restated Agreement and Plan of Reorganization dated as of June 4, 2024, as amended (the “Merger Agreement”), all of the legacy SeqLL business operations were sold to SeqLL Omics, a newly formed company owned by our former employees and management. Our operating business became that of Lyneer and our corporate headquarters were relocated to 270 Sylvan Avenue, Suite 2230, Englewood Cliffs, New Jersey 07632.
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
Circle8 was formed in 1987, under the laws of the Netherlands. Until its acquisition by Atlantic on January 23, 2026, Circle8 was owned by Axiom Partners GmbH (“Axiom”), which, in turn, is 100% owned by Mr. Guus Franke. Mr. Franke became Executive Chairman of the Board upon the completion of the Circle8 Acquisition.
In the United States of America (“USA”), the Company specializes in the placement of temporary and temporary-to-permanent labor across various industries. The Company primarily places individuals in accounting and finance, administrative and clerical, information technology, legal, light industrial, and medical roles. The Company is also a leading provider of productivity consulting and workforce management solutions. The Company has more than one hundred locations throughout the USA.
In Europe, the Company specializes in workforce solutions to enterprises, technology companies, financial institutions, and public-sector organizations. Circle8 focuses on sourcing, deploying, and managing highly skilled professionals in information technology and related digital disciplines. Circle8 is one of the fastest-growing IT and technology staffing companies, operating across Europe through a portfolio of specialized brands. Circle8 manages approximately 8,500 technology professionals and specializes in software development, data analytics, cybersecurity, project management, and emerging technologies.
On October 29, 2024, the Company formed a subsidiary in Delaware. This inactive subsidiary is named A36 Merger Sub, Inc. and all 100 shares of its common stock are owned by the Company.
Note 2: Merger and Acquisition
Merger
On May 29, 2023 and subsequently amended on June 23, 2023, October 5, 2023, October 17, 2023, November 3, 2023, January 16, 2024, March 7, 2024 and April 15, 2024, the Company, now known as Atlantic International Corp a Delaware corporation (“SeqLL”), a Delaware corporation, SeqLL Merger, LLC, a Delaware limited liability company (“SeqLL Merger Sub”), Atlantic Acquisition Corp., a Delaware corporation (“Atlantic”), Atlantic Merger LLC, a Delaware limited liability company and a majority-owned subsidiary of Atlantic (“Atlantic Merger Sub”), Lyneer, IDC Technologies, Inc., a California corporation (“IDC”) and Lyneer Management Holdings, LLC (“LMH”), a Delaware limited liability company (“Lyneer Management”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (i) Atlantic Merger Sub was merged with and into Lyneer with Lyneer continuing as the surviving entity and as an approximately 41.7%-owned subsidiary of Atlantic, and an approximately 58.3%-owned subsidiary of IDC, and (ii) SeqLL

Merger Sub was subsequently to be merged with and into Lyneer, with Lyneer continuing as the surviving entity and a wholly-owned subsidiary of the Company (collectively referred to as the “Merger”).
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
On June 18, 2024 (the “Closing Date”), Atlantic International Corp (“Atlantic” or the “Company,” formerly known as SeqLL Inc.) completed the acquisition (the “Merger”) of Lyneer.
Pursuant to the terms of the Merger, the Company changed its corporate name from SeqLL Inc. to Atlantic International Corp and its trading symbol to ATLN.
The consideration for the Acquisition was the issuance to IDC, the then current owner of Lyneer: (a) a convertible promissory note in the principal amount of $35,000,000 that was originally due on or before September 30, 2024, which has been extended to March 31, 2027 (see Note 8: Debt for further information); and (b) 25,423,729 shares of the Company’s common stock at a market value of $2.36 per share, or $60,000,000 in the aggregate. The stockholders of Atlantic Acquisition Corp. were issued an aggregate of 18,220,338 shares of Company’s common stock at a market value of $2.36 per share or $43,000,000 in the aggregate (the “Atlantic Consideration”). In the event of default, IDC shall be issued $10 million of additional shares of Atlantic common stock, valued at the then current price of ATLN common stock. The Company is currently not in default of the convertible promissory note.
In addition, upon the closing of the Merger:
•Atlantic Acquisition Corp (“AAC”) entered into an Assignment and Assumption Agreement pursuant to which AAC irrevocably assigned and transferred to the Company all of AAC’s rights, title and interest to various intangible assets in exchange for a portion of the Atlantic Consideration. The Company assumed all of the employment and consulting agreements of AAC personnel and paid or expects to pay approximately $4.4 million of accrued wages and bonuses. The Company assumed obligations of AAC to issue 593,221 shares to certain advisors upon completion of the Merger, and an additional 1.3 million shares under a directors agreement. See Note 9: Accrued Expenses and Other Current Liabilities for further information.
•The Company escrowed 4,704,098 shares of common stock that may be issued to certain of the Company’s stockholders of record as of September 26, 2023, as part of a settlement offer (the “Settlement Offer”) to be commenced within 90 days of the closing of the Merger to settle any claims for the failure to declare and pay certain previously-announced dividends of cash and common stock.
•In addition, following completion of the Merger, subject to the terms and conditions of an Asset Purchase Agreement dated as of May 29, 2023, between the Company and SeqLL Omics, an entity formed by Daniel Jones, the Company’s former Chairman and Chief Executive Officer, and certain other former employees of the Company for the purpose of carrying on the Company’s pre-Merger business following the Merger, SeqLL Omics purchased from the Company for a purchase price of $1,000 all of the Company’s assets, including cash and cash equivalents, and transferred all liabilities other than a promissory note in the principal amount of $1,375,000 to a former co-founder of SeqLL that was due on July 31, 2025 and a one-year leasehold obligation. On January 23, 2026, the Company and St. Laurent Investments LLC (“St. Laurent”) entered into a Confidential Settlement Agreement which satisfied the Promissory Notes in total. See Note 8: Debt for further information.
Determination of Accounting Acquirer
The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, although SeqLL acquired all of the outstanding equity interests of Lyneer in the Merger, Atlantic was treated as the “acquiree” and Lyneer was treated as the “acquirer” for financial reporting purposes. Accordingly, the Merger was recorded as the equivalent of Lyneer issuing shares for SeqLL’s net assets, followed by a recapitalization whereby no goodwill or other intangible assets were recorded. The statements of operations presented for periods prior to the Merger were those of Lyneer. There was no change in the historical carrying amount of Lyneer’s assets or liabilities because of the Merger. The Merger did not represent a business combination accounted for under Accounting Standards Codification

(“ASC”) 805 — Business Combinations (“ASC 805”), because neither Atlantic Merger LLC nor SeqLL met the definition of a business.
Having considered Topic 12 of the SEC Financial Reporting Manual, Lyneer was determined to be the continuing entity for accounting purposes and the Merger represents a reverse recapitalization with regard to Atlantic. We considered the following factors in completing the accounting analysis, with greater weight being given to (a), (d) and (e):
a)Lyneer was the largest entity, in terms of substantive operations;
b)Subsequent to SeqLL’s sale of assets to SeqLL Omics, SeqLL had no or nominal assets and no or nominal operations, and did not meet the definition of a business;
c)Atlantic Merger LLC had no operations and did not meet the definition of a business;
d)Following the Merger, it was expected that Lyneer’s operations would comprise the ongoing operations of the combined entity as the only company with historical operations;
e)Upon consummation of the Merger all of Lyneer’s employees continued to have an employment relationship with the combined entity;
f)No affiliate entities or individual stockholders of Lyneer, Atlantic or SeqLL had voting control of the Company’s board of directors immediately following the Merger; and
g)Individuals affiliated with Atlantic were appointed as the Chief Executive Officer and Chief Financial Officer of the Company following the Merger
Circle8 Acquisition
On January 23, 2026, the Company completed the Circle8 Acquisition. Circle8 is a company organized under the laws of the Netherlands. The Circle8 Acquisition was consummated pursuant to the terms of the Acquisition Agreement, dated January 22, 2026 (the “Acquisition Agreement”), by and among the Company, Axiom (or “the Circle8 Seller”) and Circle8. The Company determined it was the accounting acquirer for this transaction because it incurred liabilities payable to the Circle8 Seller, including a Convertible Note, and became contingently obligated to transfer assets to the seller, all in exchange for a controlling financial interest in Circle8. Accordingly, upon the consummation of the Circle8 Acquisition, Circle8 ceased to be under the control of Axiom. This conclusion was reached as Axiom did not control the Company post-acquisition as demonstrated by its inability to appoint the majority of the Company’s directors. The Circle8 Acquisition was accounted for as a business combination using the acquisition method of accounting under ASC 805. Refer to purchase consideration transferred described in more detail below.
The Company is pursuing a strategy of building a global staffing organization through strategic acquisitions. Through the acquisition of Circle8, Atlantic has extended its capabilities into specialized high-growth information technology and other technological staffing capabilities across Europe, complementing the Company’s North American industrial staffing operations.
ASC 805 dictates that if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the acquirer shall report in its financial statements provisional amounts for the items for which the accounting is incomplete. Provisional amounts may be revised during the “measurement period.” The measurement period ends as soon as the acquirer receives all necessary information about the facts and circumstances that existed as of the acquisition date for the provisional amounts (or otherwise learns that more information is not obtainable). However, the measurement period cannot exceed one year from the acquisition date. During the measurement period, the acquirer adjusts the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. During the measurement period, the acquirer recognizes adjustments to the provisional amounts with a corresponding adjustment to goodwill in the reporting period in which the adjustments to the provisional amounts are determined. Thus, the acquirer shall adjust its financial statements as needed, including recognizing in its current-period earnings, the full effect of changes in depreciation, amortization, or other income effects, by line item, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date.
The Company is in the process of obtaining and validating information about Circle8’s balance sheet related to substantially all categories of assets and liabilities, as well as related to the valuation of certain elements of the consideration and other elements of the transaction. Further details are provided below.

On the Circle8 Closing Date, the Company acquired 100% of the outstanding voting equity of Circle8. However, upon the closing of the Circle8 Acquisition, a third party retained a noncontrolling 20% equity interest (“Redeemable NCI”) in Circle8 Consulting GmbH (“Circle8 Consulting”). Circle8 Consulting was a consolidated subsidiary of Circle8 immediately prior to the Circle8 Acquisition and became a consolidated subsidiary of the Company upon the closing thereof. The Company recorded the Redeemable NCI at its estimated fair value as of the Circle8 Closing Date using a discounted cash flow (“DCF”) model. The DCF model utilizes estimated future cash flows which are discounted to present value using a discount rate. Cash flow projections are based on management’s estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate is based on the weighted-average cost of capital and may be adjusted for the relevant risks associated with business-specific characteristics and any uncertainty related to the business’ ability to execute on the projected future cash flows. The provisional estimated fair value of the Redeemable NCI on the Circle8 Acquisition Date amounted to $1,255,237. The Company is in the process of validating and verifying certain assumptions and inputs in this valuation and will record any material revisions to the estimated acquisition date fair value during the measurement period. See Note 15: Warrants, Mezzanine Preferred Stock and Mezzanine Equity for more information about the Redeemable NCI.
The provisional fair values assigned to identifiable intangible assets acquired as well as components of the consideration transferred and the Redeemable NCI, were valued based on provisional estimates and assumptions and were determined using variations of the income and market approaches. The provisional fair values of assets acquired and liabilities assumed are as follows:

January 23, 2026
Cash and cash equivalents	$33,642,710
Accounts receivable	102,951,695
Contract assets	93,122,923
Prepaid expenses and other current assets	1,647,291
Customer relationships	151,447,142
Trademarks	2,246,866
Trade name	14,649,376
Software	3,874,655
Website	124,311
Property and equipment	1,529,215
Operating lease right-of-use assets	1,511,191
Finance lease right-of-use assets	2,242,945
Other assets	658,372
Accounts payable	151,870,794
Accrued expenses and other current liabilities	127,346,814
Notes and loans payable	280,367,573
Operating lease liabilities	1,519,336
Finance lease liabilities	2,293,156
Deferred tax liabilities, net	33,266,355
Other liabilities	2,653,033
Net identifiable liabilities assumed	(189,668,369)
Goodwill	469,071,654
Net assets acquired	$279,403,285

Purchase consideration at fair value	$278,148,048
Fair value of redeemable noncontrolling interest retained	$1,255,237
The provisional aggregate fair value of purchase consideration transferred for Circle8 amounted to $278,148,048 on the Circle8 Closing Date and consisted of the following:

•12,516,070 shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”) with an aggregate fair value of $48,312,030 issued to the Circle8 Seller (the “Initial Equity Consideration”). The fair value of these shares was measured using the per share closing price of the Company’s Common Stock, $3.86, on the Circle8 Acquisition Date (the “Per Share Closing Price”), a Level 1 measurement.
•The Company entered into an obligation to issue 4,000,000 shares of the Company’s Common Stock with an aggregate fair value of $15,440,000 on the Circle8 Acquisition Date to settle a liability for transaction expenses incurred by Circle8 (the “Advisor Equity Payment”). The Advisor Equity Payment represents an obligation to the investment banking firm that represented and advised Circle8 in connection with the Circle8 Acquisition and was settled via the issuance of Common Stock on January 28, 2026. The fair value of these shares was also measured using the Per Share Closing Price, a Level 1 measurement.
•A convertible promissory note (the “Convertible Note”) payable to the Circle8 Seller with a provisional fair value of $205,706,132. The provisional fair value of Convertible Note at issuance was equal to the product of the Per Share Closing Price and the number of shares into which the Convertible Note is eligible to convert if the conditions described in Note 8: Debt are met. The amount initially recognized is considered provisional as the Company is in the process of evaluating the initial approach selected and the validity of certain assumptions related thereto.
•A contingent consideration arrangement pursuant to which the Company is obligated to pay the Circle8 Seller a fixed amount totaling $2,500,000 if Circle8 revenue equals or exceeds €600 million (the equivalent of approximately $693 million at March 31, 2026) during the calendar year ended December 31, 2026 (the “Circle8 Contingent Consideration”). The Company has assigned a provisional fair value of $2,098,574 to the Circle8 Contingent Consideration as of the Circle8 Acquisition Date. The Circle8 Contingent Consideration was measured using a Monte Carlo Simulation. The amount is provisional as the Company is in the process of evaluating the significant inputs and the valuation approach. See Note 12: Fair Value Measurements for additional information related to the valuation of the contingent consideration.
•In exchange for the Circle8 business, the Company has agreed to make an additional payment (if greater than $0) to the Circle8 Seller equal to the net profit of Circle8 as set forth on the Circle8 financial statements for the year ended December 31, 2025, less any post-acquisition cash payments made to Circle8 in calendar year 2026 by Atlantic to support Circle8’s operations (the “Profit Payment Amount”). The Company has recorded a provisional fair value of $0 for the Circle8 Profit Payment which is subject to revision as the Company is currently evaluating whether this appropriately considers the facts and circumstances of the Circle8 Acquisition Date and accurately reflects the fair value that would be assigned to this obligation by a market participant. The Company and Circle8 are in the process of determining Circle8’s 2025 net profit, which entails the preparation of a set of consolidated audited financial statements to be prepared by Circle8. Because the Profit Payment Amount depends on the level of support provided by Atlantic in 2026, the Company considers the obligation to be a contingent consideration arrangement. There is no contractual cap or limit to the Profit Payment Amount.
•The Company is obligated to issue additional shares of Common Stock to Axiom in the event there is a conversion of the Merger Note issued to IDC on June 18, 2024 (“Share Settled Earnout”). The Company’s provisional accounting for the Share Settled Earnout treats this as a freestanding obligation with respect to the Convertible Note, however the Company is in the process of obtaining additional information to validate and confirm this preliminary conclusion. Because the Share Settled Earnout requires the potential transfer of additional equity securities to the Circle8 Seller upon the occurrence of an uncertain future event, the Company has concluded that it represents a contingent consideration obligation. The Company has assigned a provisional fair value of $5,600,000 to the Share Settled Earnout, but is obtaining additional information regarding the nature of the obligation and whether this provisional fair value reflects the approach and assumptions that a market participant would use in the calculation thereof. The number of additional shares of Common Stock that would be issued to Axiom under this arrangement if the Merger Note were to be settled in shares amounted to 7,498,346 and 9,552,348 on the Circle8 Acquisition Date and March 31, 2026, respectively.
•Consideration transferred in connection with the acquisition consisted of cash payments on behalf of the seller’s benefit. The Company evaluates all payments made in connection with an acquisition to determine whether such amounts represent consideration transferred for the business combination or separate transactions. The Company incurred costs for certain transaction-related costs, including due diligence and advisory fees. These payments were negotiated as part of the overall purchase arrangement and were incurred on behalf of the seller. The total amount of such costs incurred was $991,313. The Company paid $887,400 in March 2026 and the remaining $103,917 has not yet been paid but is included in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets. The Company recorded the $991,313 incurred as an increase to consideration transferred, which resulted in a corresponding increase to goodwill recognized in the transaction. This classification reflects the substance of the payments as part of the exchange for control of the acquiree rather than as separate transaction costs or expenses.
Cash and cash equivalents were recognized at their carrying values which approximate fair value due to their short-term nature.
Accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable and accrued expenses were valued at the existing carrying values as they represented a reasonable approximation of the fair value due to their short-term nature. However, these values are provisional as the Company is in the process of validating the propriety of cutoff and classification of the recorded amounts and other information provided by Circle8 and these balances are subject to potential adjustment within the measurement period.
Intangible assets recognized as a result of the Circle8 Acquisition consist of customer relationships, trademarks, a trade name and software and these have been recorded using provisional values as of the Circle8 Acquisition Date. These valuations include multiple assumptions about the underlying business as well as various inputs which the Company is evaluating and may refine during the measurement period.
The Company used the multi-period excess earnings method to provisionally value the customer relationship intangible assets. The multi-period excess earning method determines the fair value of an intangible asset as the present value of excess cash flows attributable to a specific intangible asset after an appropriate return for all other assets used in the operation of the business have been accounted for. The significant assumptions used to estimate the fair value of customer relationships included projected future cash flows related to existing customer relationships, customer attrition rates, useful lives, and discount rates. The provisional valuations are based on projected cash flows related to existing customer relationships for each Circle8 sub-group according to the underlying business plans. Determining the useful lives of customer relationships requires judgment, as it involves estimating the retention of existing customer relationships. The Company has provisionally assigned useful lives ranging from 10 to 20 years. The provisional valuations incorporate sub-group-specific weighted-average costs of capital ranging from 10.5% - 11.5%.
The Company’s trademarks relate to “Seven Stars,” “FixedToday” and “Swisslinx” brands and the trade name relates to “Circle8”, which it uses in various geographic locations. The Company has derived a provisional fair value of these trademarks and trade name using the relief-from-royalty method. The principle of the relief-from-royalty method is that the value of the intangible asset is equal to the present value of the after-tax royalty savings attributable to owning the asset as opposed to paying a third party for its use. For the valuation of the identified trademarks and trade name, the significant assumptions used to estimate the fair value include projected revenues, royalty rates, useful lives and discount rates. The revenues of the respective sub-group according to the underlying business plan were taken into account. Accordingly, for the “Circle8” trade name, the valuation was based on the revenues of Circle8 Germany and Circle8 Benelux, as these entities operate under the “Circle8” trade name. For the continuing legacy trademarks “Swisslinx,” “FixedToday,” and “Seven Stars,” the valuation was based on the revenues of the respective sub-groups to which these trademarks directly relate. The provisional valuation incorporates a royalty rate of 0.5% for the Circle8 brand and 0.25% for the other brands. The valuation is based on the period-specific EBITDA margins of the respective sub-groups according to the underlying business plan. The provisional valuation incorporates sub-group-specific weighted-average costs of capital ranging from 10.5% - 11.5%. The Company has provisionally assigned a ten-year useful life to both its trademarks and trade name.
Circle8’s intangible assets representing software have been provisionally recognized at the historical net book value of Circle8 prior to the Circle8 Acquisition. The Company is obtaining information from the Circle8 Seller related to the cost, nature, and age of these assets and will determine within the measurement period if an adjustment to the provisionally recognized amounts is necessary.
Property and equipment have been provisionally recognized using Circle8’s net book value as of the Circle8 Acquisition Date. The Company is in the process of validating certain information provided by Circle8 and considering if the recorded value differs materially from the value that would be assigned by a market participant. The Company is obtaining information about the type, age and location, and condition of the assets acquired and will finalize the acquisition date accounting during the measurement period.
Operating lease right-of-use assets and operating lease liabilities have been recorded using the legacy carrying amounts of Circle8. These amounts are provisional as the Company is in the process of verifying the accuracy of the reported amounts and will evaluate the need to apply an incremental borrowing rate calculation and potential adjustment for off-market lease terms to the initial amount recognized, based on materiality.

Finance lease right-of-use assets and finance lease liabilities have been provisionally recorded using the historical carrying amounts of Circle8. The Company is in the process of obtaining information about these obligations and the underlying assets and determining if adjustments to the recorded amounts are necessary.
Notes and loans payable have been provisionally recognized at the historical carrying amounts of Circle8. The Company is in the process of obtaining information about outstanding balances, recorded items and loan terms in order to evaluate if the recorded value of these instruments approximates the fair value as of the Circle8 Acquisition Date.
Deferred tax assets and deferred tax liabilities are provisional, and the Company is in the process of obtaining and validating information about the initial income tax bases for these assets. Additionally, measurement period changes to other assets and liabilities on Circle8’s opening balance sheet, as well as other items currently being recognized on a provisional basis could materially impact the final deferred tax asset and liability amounts recognized on the Circle8 Acquisition Date.
Other liabilities consist primarily of a warrant payable to the seller of a business to Circle8 in a prior acquisition. It has been provisionally recognized as a liability in the amount of approximately $1,795,491. This warrant is the “Circle8 Benelux Warrant” discussed in further detail in Note 15: Warrants, Mezzanine Preferred Stock and Mezzanine Equity and Note 12: Fair Value Measurements. The Company is in the process of evaluating the inputs used and certain elements of the valuation methodology and may revise this amount during the measurement period.
The excess of the sum of the fair value of the consideration transferred and fair value of the redeemable noncontrolling interest retained over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. The factors contributing to the recognition of goodwill were based on benefits that were expected to be realized from this acquisition, including an organized workforce and operating synergies. The goodwill recognized was allocated to the Circle8 Group B.V. reporting unit. The Company is currently evaluating whether it will recognize any material tax-deductible goodwill as a result of the Circle8 Acquisition.
The Company incurred acquisition-related expenses of $744,920 which represent legal fees and bonuses and are included in “selling, general and administrative” on the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2026. Costs to issue debt and equity securities in connection with the Circle8 Acquisition were de minimis and charged to expense at the time they were incurred.
Contingent Liabilities
Circle8 and its subsidiaries are subject to various claims and legal proceedings in the ordinary course of business. The Company is evaluating all known claims and potential contingencies in accordance with ASC 450 — Contingencies. As part of its assessment, management is considering the nature of each matter, the progress of the case, the opinions of legal counsel, and management’s experience with similar matters, as well as any available insurance coverage. This assessment is provisional and will be subject to change during the measurement period.
Based on the evaluation performed as of the date of this Form 10-Q filing, other than as disclosed in Note 11: Commitments and Contingencies, management has not identified any pending or threatened legal matters that are probable of resulting in a material loss.
Pro Forma Information
Revenue and net loss of Circle8 included in the accompanying condensed consolidated statement of operations and comprehensive loss for the period from January 23, 2026 through March 31, 2026 amounted to $145,248,041 and $5,008,996, respectively. Components of these amounts in some cases were dependent on the use of provisional values for assets and liabilities on the Circle8 Acquisition Date.
The Company has made reasonable efforts to obtain the information necessary to disclose about Circle8’s operating results for the period from January 1, 2026 through January 23, 2026 pursuant to U.S. GAAP, and has not been able to obtain this information. Reporting this information with accuracy involves the application of U.S. GAAP to financial statements historically prepared under other frameworks for a multitude of legal entities in various overseas jurisdictions, the use of specialists to assist with estimation of fair values for assets acquired in multiple prior business combinations, the identification, calculation and validation of pro-forma adjustments and other information which makes the exercise impracticable given the Company’s filing deadlines. For the same reasons the Company has also found it to be impracticable to obtain the necessary information to present pro forma information. The Company is actively working with Circle8’s legacy reporting team as well as external accounting advisors to obtain and validate this information and fully intends to include it in future filings once it is available.

Board Service Agreement, Employment Agreement and Consulting Agreements
In connection with the Circle8 Acquisition, the Company and Guus Franke entered into an Employment and Board Service Agreement (the “Franke Agreement”) which has provisionally been accounted for separately from the Circle8 Acquisition. Amounts payable under the Franke Agreement during the first quarter of 2026 have been accounted for as compensation expense during the period in which they are incurred. The Company is currently evaluating whether any part of the Franke Agreement should be accounted for as a component of the consideration transferred for Circle8 and will complete this analysis during the measurement period. Amounts recognized as expense under the Franke Agreement during the quarter ended March 31, 2026 amounted to $302,582 and are included in “selling, general and administrative” in the accompanying unaudited condensed consolidated statement of operations.
Axiom and an affiliated entity, Axiom Partners B.V. (“Axiom Netherlands”) each entered into separate consulting agreements with Circle8 on January 20, 2026. These agreements are referred to in these footnotes individually as the “Axiom Consulting Agreement” and the “Axiom Netherlands Consulting Agreement”, and collectively as the “Axiom Consulting Agreements”. The Axiom Consulting Agreements remained in force following the Circle8 Acquisition. The Company is currently evaluating whether any part of either of the Axiom Consulting Agreements should be accounted for as a component of the consideration transferred for Circle8 and will complete this analysis during the measurement period. See Note 16: Related Party Transactions for disclosure of amounts incurred under the Axiom Consulting Agreements from the Circle8 Acquisition Date through March 31, 2026.
Note 3: Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company are prepared following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that is required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements can be condensed or omitted. Certain information and footnote disclosures normally included in our annual audited financial statements for the fiscal year ended December 31, 2025 have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended March 31, 2026 and 2025.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2025. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.
The unaudited condensed consolidated financial statements reflect the operations of Lyneer Investments and our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. We operate as two operating segments; Domestic and International.
Liquidity and Going Concern
Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with lenders will remain available to us.
In accordance with ASC Topic 205-40 — Going Concern (“Topic 205-40”), Management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year from the date the financial statements are issued. This evaluation includes considerations related to covenants contained in the Company’s credit facilities, forecasted liquidity, net losses and negative net working capital. Atlantic has concluded that there is substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of its unaudited condensed consolidated financial statements.
The Company expects that the acquisition of Circle8 will enhance its scale, liquidity, and access to capital, positioning the combined entity for potential premium valuation multiples and expanded international reach with established global clients. Management further anticipates that the transaction will drive operating efficiencies, improve profitability, and strengthen revenue stability through a diversified customer base and balanced geographic exposure across the United States and Europe.

The unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.
The Company is also actively pursuing additional equity and debt financing alternatives and strategic partnerships. These plans are subject to successful execution and prevailing market conditions, and there can be no assurance that they will generate sufficient liquidity to alleviate the substantial doubt.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimated assumptions based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and outcomes may differ from management’s estimates and assumptions. Changes in estimates are reflected in reported results in the period in which they become known.
Foreign Currency Translation
Generally, the functional currency of operations outside the United States (“U.S.”) is the respective local currency, including the European Union euro and the Swiss franc. The assets and liabilities of all international subsidiaries are translated from the respective local currency to the U.S. dollar using exchange rates at the balance sheet date. Related translation adjustments are recorded as a component of accumulated other comprehensive loss. The Company's condensed consolidated statements of operations and comprehensive loss of all international subsidiaries are translated from the respective local currencies to the U.S. dollar using average exchange rates for the period covered by the statements of operations and comprehensive loss.
Net Loss per Share
The Company computes earnings per share in accordance with ASC 260 — Earnings per Share (“ASC 260”). Basic Earnings Per Share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income (loss) attributable to common stockholders is determined after consideration of amounts attributable to noncontrolling interests and after deducting dividends or dividend-like adjustments attributable to securities senior to common stock, including cumulative preferred dividends and other adjustments required to arrive at income (loss) available to common stockholders. ASC 260 requires basic and diluted EPS to be presented for entities with common stock or potential common stock and requires reconciliation of the numerators and denominators used in the calculations.
Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effect of potentially dilutive securities. Potentially dilutive securities include stock options, restricted stock units, warrants, convertible instruments, contingently issuable shares and other equity-linked instruments, to the extent their effect is dilutive. The Company applies the treasury stock method to stock options, warrants and similar instruments and the if-converted method to convertible instruments, as applicable. Contingently issuable shares, are included in basic EPS only when all necessary conditions for issuance have been satisfied and are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period, to the extent dilutive, share-based awards issued to employees and non-employees which vest upon satisfaction of only a service condition are not considered contingently issuable shares under U.S. GAAP and are treated as having vested for the purpose of calculating diluted EPS.
The Company’s capital structure includes participating securities. Participating securities are securities that may participate in undistributed earnings with common stock. Because the Series B Preferred Stock is entitled to participate in certain distributions with common stockholders, the Company applies the two-class method when required. Under the two-class method, earnings are allocated to common stockholders and participating securities based on their respective rights to receive dividends and share in undistributed earnings for the period, as if all current-period earnings had been distributed. Participating securities reduce EPS even if dividends are not actually paid. If the Company reports a net loss and the participating security does not have a contractual obligation to share in losses, no allocation of net loss is made to that participating security beyond the deduction of any earned or accumulated dividends. The Series B Preferred Stock does not have a contractual obligation to share in losses.

The Company also evaluates the effect of redeemable noncontrolling interests on EPS. When a redeemable noncontrolling interest is in the form of common stock redeemable at other than fair value, adjustments to increase the carrying amount of the instrument to its redemption value may affect the EPS numerator. The Company has elected to treat the full periodic adjustment to redemption value of such redeemable noncontrolling interests as a deemed dividend to the holder. Accordingly, such adjustments reduce net income (loss) available to common stockholders in the calculation of basic and diluted EPS. This election is applied consistently.
In periods in which the Company reports a net loss, diluted EPS is typically the same as basic EPS because the inclusion of potential common shares is usually antidilutive however, the Company must consider the effect of each instrument representing potential common shares on the diluted EPS calculation including potential dilutive effects of assumed conversion or exercise.
Fair Value Measurements
The Company is required to measure certain assets and liabilities at fair value in accordance with ASC Topic 820 — Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines fair value using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These techniques include the market approach, income approach and cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach converts future amounts, such as cash flows or earnings, into a single present value amount using current market expectations. The cost approach is based on the amount that would be required currently to replace the service capacity of an asset.
The Company applies a three-level hierarchy to categorize inputs used in fair value measurements: Level 1 — quoted prices in active markets for identical assets or liabilities; Level 2 — observable inputs other than Level 1 inputs, including quoted prices for similar assets or liabilities or inputs corroborated by market data; and Level 3 — unobservable inputs reflecting the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. Assets and liabilities are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The determination of fair value often requires the use of significant estimates and assumptions, and actual results could differ from those estimates.
Warrant Instruments
The Company has issued various warrant instruments which, upon exercise, may entitle the holder to receive equity instruments of the Company or a subsidiary. The Company accounts for warrants as either equity-classified or liability classified based on an assessment of the instruments’ specific terms and applicable authoritative guidance pursuant to ASC Topic 480 — Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815 — Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own Common Stock and whether the instrument holders could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and at each reporting period end date while the warrants are outstanding. Liability classified warrants are initially measured at their fair value and remeasured at each reporting date with changes in fair value recognized within “other expenses, gains and losses” in the Company’s condensed consolidated statement of operations and comprehensive loss.
Embedded Derivatives
The Company has issued certain convertible and redeemable preferred stock and debt instruments that meet the definition of hybrid instruments. Pursuant to ASC 815, the Company evaluates embedded features in hybrid instruments to determine whether such features must be bifurcated and accounted for separately as derivative instruments. An embedded feature is bifurcated if: (i) the economic characteristics and risks of the embedded feature are not clearly and closely related to the host instrument, (ii) the feature meets the definition of a derivative, and (iii) the hybrid instrument is not remeasured at fair value with changes in fair value reported in earnings. If a feature qualifies for bifurcation, it is initially measured at fair value and subsequently remeasured at each reporting date until the host instrument is extinguished or the feature no longer qualifies for separate accounting. Gains and losses on bifurcated derivatives are reported within “other expenses, gains and losses” in the Company’s condensed consolidated statements of operations and comprehensive loss.

Preferred Stock
The Company evaluates its preferred stock issuances using guidance of ASC 480, specifically the SEC Materials guidance of ASC 480-10-S99-3A, which requires preferred securities of SEC registrants that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder or (iii) upon the occurrence of an event that is not solely within the control of the issuer. The Company classifies its issued and outstanding preferred securities that are mandatorily redeemable as liabilities, whereas under ASC 480 the Company classifies its preferred securities whose redemption is contingent upon an event not entirely within the control of the Company as mezzanine equity.
Redeemable Noncontrolling Interests (“NCI”)
Redeemable noncontrolling interests represent ownership interests in consolidated subsidiaries that are not attributable to the Company but are subject to redemption provisions that are not solely within the Company’s control.
The Company classifies noncontrolling interests within mezzanine equity in accordance with ASC 480 and the SEC guidance in ASC 480-10-S99-3A if such interests are (i) currently redeemable at the option of the holder (ii) redeemable or contingently redeemable in the future at the option of the holder or (iii) redeemable automatically upon the occurrence of a specified event that is not certain to occur and is not solely within the control of the Company.
Subsequent to initial recognition, if a redeemable noncontrolling interest is reflected in mezzanine equity and is currently redeemable, the Company adjusts the carrying amount of the redeemable noncontrolling interests to the greater of (i) the carrying amount after attribution of the noncontrolling interest’s share of net income (loss) and other comprehensive income (loss) and (ii) the maximum redemption value at the end of each reporting period. If the redemption value exceeds the carrying amount after attribution, the Company records an adjustment to increase the carrying amount to redemption value.
For redeemable noncontrolling interests that are not currently redeemable, but probable of becoming redeemable in the future, the Company recognizes the adjustment to carry it at the redemption value (provided this exceeds the value of the instrument after the attribution of allocable gains and losses) either immediately or over time using the effective interest method, depending on which method management determines best reflects the economics of the instrument. At March 31, 2026 the Company had one outstanding redeemable noncontrolling interest. This redeemable noncontrolling interest resulted from the Circle8 Acquisition. The Company’s redeemable noncontrolling interest was probable of becoming redeemable in the future and accreted to its full redemption value during the period ending March 31, 2026.
Adjustments to the redemption value are recorded as equity transactions and are recognized as reductions of retained earnings, or, in the absence of retained earnings due to an accumulated deficit, as reductions of additional paid-in capital.
For purposes of earnings per share, the Company has elected to treat adjustments to the redemption value of redeemable noncontrolling interests as deemed dividends to the holders of such interests. Accordingly, these adjustments reduce net income (loss) attributable to common stockholders in the calculation of basic and diluted earnings per share.
Joint and Several Liability Arrangements
On August 31, 2021, in connection with IDC obtaining a controlling financial interest in Lyneer Investments by acquiring ninety (90%) percent of Lyneer Investments’ outstanding equity (the “Transaction”), Lyneer entered into several debt facilities under which it is jointly and severally liable for repayment with IDC. The Company measures obligations resulting from joint and several liability arrangements in accordance with ASC 405-40 — Obligations Resulting from Joint and Several Liability Arrangements (“ASC 405-40”). ASC 405-40 requires that when determining the amount of liability to recognize under a joint and several obligation, a reporting entity which is an obligor under a joint and several liability arrangement first look to the terms of a related agreement with its co-obligors and record an amount equal to what it is obligated to pay under that agreement, plus any amount it expects to pay on behalf of the co-obligors. If no agreement with the co-obligors exists a reporting entity should recognize the full amount that it could be required to pay under the joint and several liability obligations. The amounts recognized in the Company’s financial statements represents its portion of amounts Lyneer expects to repay under its respective joint and several liability agreements as of March 31, 2026 and December 31, 2025, respectively. As of the date of the Merger, the Company derecognized its joint and several debt obligations as it believed it was reasonably probable that IDC has the ability to repay their portion. See Note 8: Debt for more information and discussion regarding the Debt Allocation agreement.

Segments
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer (“CEO”) is the CODM. The CODM reviews financial information presented on a consolidated domestic and consolidated international basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has two operating and reportable segments, which are Domestic and International operations.
Business Combinations
Business Combinations are accounted for under the acquisition method in accordance with ASC 805. The acquisition method requires identifiable assets acquired and liabilities assumed and any noncontrolling interest in the business acquired to be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. Acquisitions that do not meet the definition of a business under ASC 805 are accounted for as asset acquisitions. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition, rather the fair value of consideration transferred over the fair value of the net assets acquired is allocated to acquired assets on a relative fair value basis. Transaction costs are expensed in a business combination and are considered a component of the cost of the acquisition in an asset acquisition.
Goodwill
Goodwill represents the excess of the sum of the fair value of the purchase price, the fair value of any noncontrolling interest retained, and the fair value of any previously held equity interest in the target over the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized but is reviewed for impairment. In accordance with ASC Topic 350 — Intangibles-Goodwill and Other (“ASC 350”), goodwill is tested for impairment annually, at the reporting unit level and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company tests impairment annually during the fourth calendar quarter. Events that could indicate impairment include, but are not limited to, current economic and market conditions, including a significant adverse change in legal factors, business climate, operational performance of the business or key personnel, and an adverse action or assessment by a regulator.
In performing the impairment test, the Company utilizes the single step approach prescribed under ASC 350. This requires a comparison of the carrying value of the reporting unit to its estimated fair value and to the extent the carrying value exceeds the fair value, a charge is recorded up to the amount of goodwill in the reporting unit.
Contingent Consideration
Our acquisitions may include contingent consideration, which requires us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized on the condensed consolidated statements of operations and comprehensive loss. Cash payments to settle the contingent consideration liability within a relatively short period of time after the acquisition is completed are classified as investing activities in the condensed consolidated statements of cash flows. Cash payments to settle the contingent consideration liability up to the acquisition date fair value (including measurement period adjustments) that are not within a relatively short period of time are recorded as financing activities in the condensed consolidated statements of cash flows. Cash payments to settle contingent consideration liability in excess of the acquisition date fair value (including measurement period adjustments) are recorded as operating activities in the condensed consolidated statements of cash flows. Alternatively, in connection with acquisitions, we may enter into obligations to make contingent payments to certain selling shareholders, which are, in substance compensation for future services and not payment for the acquired business. Arrangements of this nature are considered transactions separate from the business combination, and costs incurred thereunder are accounted for as compensation expense.
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
Subleases
If a leased building or portion thereof is subleased to a third party, the company accounts for the sublease in accordance with ASC 842. The lease liability and Right-of-Use (“ROU”) asset for the original lease remain on the balance sheet. Sublease rental income is recognized over the term of the sublease on a straight-line basis unless another systematic basis is more representative of the pattern of benefits. Costs related to the leased asset continue to be recognized as lease expense according to the original lease classification (operating or finance).
Deferred Financing Costs
Costs that are incremental and direct to obtaining debt financing are capitalized and amortized as a component of “interest expense” on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, over the term of the related debt based on the effective interest method. Unamortized deferred financing fees are presented as a contra-liability with respect to the associated outstanding debt on the Company’s consolidated balance sheets.
Revenue Recognition
The Company derives its revenues from four service lines: Temporary Placement Services, Brokerage Services, and Payrolling, Permanent Placement and Other Services. Revenues are recognized when promised services are delivered to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. To determine revenue recognition for arrangements within the scope of ASC Topic 606 — Revenue from Contracts with Customers (“ASC 606”), the Company applies the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.
Temporary Placement Services Revenue
In Temporary Placement Services revenue, the Company provides a fully managed professional who meets the customer’s specifications for the duration of an assignment. The services performed by the Company include sourcing and recruiting the candidate, contracting and onboarding, payroll administration, compliance monitoring, and ongoing assignment management. As these services are interrelated, they are not considered to be individually distinct and therefore are accounted for as a single performance obligation.
Temporary Placement Services revenue is recognized in the amount that the Company has the right to invoice when services are rendered by the contracted professionals assigned to customer engagements. Customers are invoiced concurrently with the cycle of approved timesheets, which align with the services provided. Most customers are invoiced monthly and payment terms can vary, but customers primarily have payment terms of between 14 to 30 days. As such, revenue is recognized over time with the delivery of services. As the business is driven primarily by large customers with high credit scores, credit checks are not usually performed in our International segment. Revenues that have been recognized but not invoiced for Temporary Staffing Services customers are included in “unbilled accounts receivable” on the accompanying consolidated balance sheets and represent a contract asset under ASC 606. Terms of collection vary based on the customer; however, payment generally is due within 30 days.
All engagement professionals placed on temporary assignment by the Company are not employees of the Company; however, the Company assumes the risk of acceptability of its engagement professionals to its customers. In addition, the Company bears the responsibility to address performance issues related to the professional on assignment, and to arrange replacements for this professional when requested by the customer.
The Company records Temporary Staffing Services revenue on a gross basis as a principal. The Company has concluded that gross reporting is appropriate because it (i) performs the sourcing, recruiting, and qualification of suitable professionals through its supplier network, (ii) is primarily responsible for the fulfillment of the services to the end customer, (iii) bears the risk associated with performance issues, including the obligation to replace a professional if required by the customer, (iv) has discretion in setting the prices for their services, and (v) bears the inventory risk, as they are obligated to pay the professional regardless of if they are paid.
Brokerage Services Revenue
Brokerage Services include both Contract Management and Managed Service Provider (“MSP”) services, both of which consist of administrative-related functions in which the Company does not control the professionals’ services to customers.
Contract Management Revenue
For Contract Management revenue, the Company provides administrative, contractual, payroll, and compliance management for a professional already selected by the end‑customer. The Company does not perform sourcing or recruiting activities. The Company’s role is to act as an arranger, managing and coordinating the administrative activities described in the agreement rather than providing the underlying professional services. The services performed by the Company include drafting and executing assignment documentation, onboarding the contractor into the Company’s systems, administering time capture and invoicing workflows, processing payroll, ensuring tax and regulatory compliance, and monitoring ongoing assignment requirements. As these administrative services are interrelated, they are not considered to be individually distinct and therefore are accounted for as a single performance obligation.
Contract Management revenues are recognized in the amount the Company has the right to invoice for administrative, contractual, payroll, and compliance support provided for professionals who have been selected directly by the customer. The Company invoices customers based on approved hours worked by the customer‑designated professional, applying a fixed administrative fee or marginal rate for these activities provided by the Company. In most cases, the customer sets the hourly rate for both the professional as well as the administrative fee for the Company. Most customers are invoiced monthly and payment terms can vary, but customers primarily have payment terms of approximately 14 to 30 days. As such, revenue is recognized over time with the delivery of services. As the business is driven primarily by large customers with high credit scores, credit checks are not usually performed. Revenues that have been recognized but not invoiced for Contract Management customers are included in “contract assets” on the accompanying unaudited condensed consolidated balance sheets and represent a contract asset under ASC 606. Terms of collection vary based on the customer; however, payment generally is due within 30 days.
The Company enters into a contractor agreement directly with each professional assigned to an engagement. However, this is solely for the purpose of the contract management services and does not render the professional a legal employee of the Company. The Company is not responsible for performance issues related to the work of the professional, and they are only allowed to replace the professional upon request and approval from the customer.
The Company records Contract Management revenue on a net basis as an agent. The Company has concluded that net reporting is appropriate because the services provided under Contract Management constitute administrative and brokerage-related activities rather than control over the underlying services. Specifically, (i) the Company does not have discretion over choosing the professional who is performing the services, as the individuals have been chosen directly by the customer, (ii) the Company’s role is limited to administrative and compliance‑related functions rather than activities which relate to the services performed by the professional, and (iii) the Company has limited discretion over pricing, as the administrative fee is usually set by the customer.
Managed Service Provider (“MSP”) Services
For Managed Service Provider (“MSP”) revenue, the Company provides end-to-end hiring management services for customers seeking to hire temporary labor, seconded staff, and self-employed professionals. The services performed by the Company include coordination with pre-approved workforce suppliers during the hiring process, posting and managing job vacancies, onboarding and offboarding contractors, and performing hiring administration. As these services are interrelated, they are not considered to be individually distinct and therefore are accounted for as a single performance obligation.
Managed Service Provider revenues are recognized in the amount the Company has the right to invoice for supplier coordination and hiring administration. The Company invoices customers based on approved hours worked by the customer‑designated professional, applying a fixed administrative fee as agreed upon in the contract. Most customers are invoiced monthly and payment terms can vary, but customers primarily have payment terms of approximately 14 to 30 days. As such, revenue is recognized over time with the delivery of services. As the business is driven primarily by large customers with high credit scores, credit checks are not usually performed. Revenues that have been recognized but not invoiced for Managed Service Provider customers are included in “contract assets” on the accompanying unaudited condensed consolidated balance sheets and represent a contract asset under ASC 606. Terms of collection vary based on the customer; however, payment generally is due within 30 days.
The Company enters into a separate agreement directly with each professional who is contracted for temporary employment at the end customer. However, this is solely for the purpose of the administrative services and does not render the professional a legal employee of the Company. The Company is not responsible for performance issues related to the work of the professional.
The Company records Managed Service Provider revenue on a net basis as an agent. The Company has concluded that net reporting is appropriate because the services represent arranger and administrative activities rather than control over the underlying professional services. Specifically, (i) the Company does not have full discretion over choosing the professional who is performing the services, as they merely facilitate hiring process among the pre-approved suppliers, (ii) the Company’s role is limited to administrative, coordination, and hiring management functions rather than activities which relate to the providing or directing the performance of the professional, and (iii) the Company does not assume responsibility for, nor does it control, the performance or quality of services provided by the professional.
Payrolling Revenue
For Payrolling revenue, the Company provides professionals, who they employ, to customers for assignments. The Company assumes employer obligations; social contributions, compliance, and other legal responsibilities, while the client maintains operational supervision over the specific assignment. As these services are interrelated, they are not considered to be individually distinct and therefore are accounted for as a single performance obligation.
Payrolling revenue is recognized in the amount which the Company has a right to invoice when the services are rendered by its engagement professionals. The Company invoices its customers for temporary placement services concurrently with each periodic payroll which coincides with the services provided. While all customers are invoiced weekly and payment terms vary, the majority of our customers have payments terms of 14 to 30 days. As such, revenue is recognized over time with the delivery of services. As the business is driven primarily by large customers with high credit scores, credit checks are not usually performed. Revenues that have been recognized but not invoiced for temporary staffing customers are included in “contract assets” on the accompanying unaudited condensed consolidated balance sheets and represent a contract asset under ASC 606. Terms of collection vary based on the customer; however, payment generally is due within 30 days.
The engagement professionals placed on assignment by the Company are legally employees of the Company while they are working on assignments. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.
The Company records Payrolling revenue on a gross basis as a principal, as there is no third party involved.
Other Comprehensive Loss
Other comprehensive loss is recorded in accumulated other comprehensive loss as a component of stockholders’ equity and consists of foreign currency translation adjustments from foreign subsidiaries and noncontrolling interests where the functional currency is not the U.S. dollar,
Recent Accounting Pronouncements
Standards Recently Adopted
In May 2025, the FASB issued ASU 2025-03 — Business Combinations (Topic 805) and Consolidation (Topic 810) (“ASU 2025-03”) to improve the requirements for identifying the accounting acquirer in Topic 805. Under ASU 2025‑03, when a business combination is effected primarily through the exchange of equity interests, the reporting entity must apply the factors in ASC 805‑10‑55‑12 through 55‑15 to determine the accounting acquirer, regardless of whether the legal acquiree is a variable interest entity (“VIE”). Accordingly, we evaluate the guidance in ASC 805‑10‑55‑12 through 55‑15 to determine which entity should be identified as the accounting acquirer. The Company adopted ASU 2025-03 in the interim period March 31, 2026; however, the guidance was not applicable to the Circle8 transaction.
On April 23, 2026, the FASB issued ASU 2026-01 Equity (Topic 505), Initial measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). The ASU requires paid-in-kind (“PIK”) dividends to be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. The measurement will be used for both recording the dividend in the financial statements and calculating earnings per share. The new guidance does not change when PIK dividends are recorded or when they impact earnings per share. It is effective for all entities for annual reporting periods beginning after December 15, 2026 (and interim periods within those annual periods) with early adoption permitted. The Company early adopted ASU 2026-01 in the interim period ending March 31, 2026.
The Company does not believe these ASUs have a material effect on its consolidated financial statements.
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
Note 4: Revenue Recognition and Accounts Receivable
The Company’s disaggregated revenues are as follows:

	Three Months Ended March 31,
	2026	2025
Temporary placement services	$245,570,294	$101,826,339
Brokerage services	1,972,827	—
Payrolling services	938,988	—
Permanent placement and other services	1,404,784	982,468
Total service revenues, net	$249,886,893	$102,808,807
When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because substantially all of its revenues are from placement services, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from its revenue generating activities. For the three months ended March 31, 2026, no customers accounted for more than 10% of the Company’s consolidated revenues. For the three months ended March 31, 2025, one customer accounted for 13% of the Company’s consolidated revenues. No other customers accounted for more than 10% of the Company’s consolidated revenues in either period. Economic factors specific to this customer could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.
Contract assets consists of revenue recognized related to claims for which clients have received economic value but has not been through the clients’ standard approved procedures as of the balance sheet date. Approval is expected, and upon approval the amounts owed will become unbilled accounts receivable if they have not yet been invoiced or accounts receivable upon invoicing. The Company records contract liabilities (deferred revenue) when payments are made or due prior to the related performance obligations being satisfied. The current portion of contract liabilities is included in “accrued expenses and other current liabilities” on the accompanying condensed consolidated balance sheets. Refer to Note 9: Accrued Expenses and Other Current Liabilities for further information. The Company does not have any long-term contract liabilities. Contract assets were $101,757,781 and $0 as of March 31, 2026 and December 31, 2025, respectively
Unbilled accounts receivable were $6,679,154 and $4,242,245 as of March 31, 2026 and December 31, 2025, respectively. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment upon receipt of invoice.
Accounts receivable is as follows:

	March 31, 2026	December 31, 2025
Accounts receivable	$185,445,019	$68,973,316
Allowance for doubtful accounts	(2,343,732)	(3,222,723)
Accounts receivable, net	$183,101,287	$65,750,593
The Company’s accounts receivable serves as collateral for the Revolver and the Term Note (see Note 8: Debt) has a second lien after the Revolver.
The Company recognized $1,233,099 and $0 bad debt expense during the periods ended March 31, 2026 and March 31, 2025, respectively.
None of the Company’s customers accounted for more than 10% of the Company’s accounts receivable as of March 31, 2026 and December 31, 2025.
Note 5: Property and Equipment
Property and equipment consisted of the following:

	March 31, 2026	December 31, 2025	Estimated Useful Life
Computer equipment and software	$1,832,931	$870,685	2 years to 5 years
Office equipment	1,139,436	94,876	2 years to 5 years
Furniture and fixtures	1,840,907	169,258	3 years to 7 years
Vehicles	70,931	—	5 years to 7 years
Buildings	53,672	—	10 years
Leasehold improvements	204,628	18,420	Lesser of lease term or asset life
Total	$5,142,505	$1,153,239
Less: accumulated depreciation and amortization	(3,537,974)	(914,032)
Property and equipment, net	$1,604,531	$239,207
Total depreciation expense of $119,930 and $38,056 was recorded during the three months ended March 31, 2026 and 2025, respectively and is included in “depreciation and amortization” in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Note 6: Intangible Assets and Goodwill
Intangible assets consisted of the following:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$183,542,723	$(12,725,555)	$170,817,168	$35,000,000	$(10,117,777)	$24,882,223
Trade Name	26,725,697	(11,566,796)	15,158,901	12,400,000	(10,680,000)	1,720,000
Trademarks	2,204,500	(41,825)	2,162,675	—	—	—
Software	7,515,392	(3,937,317)	3,578,075	—	—	—
Website	139,138	(22,212)	116,926	—	—	—
Total intangible assets	$220,127,450	$(28,293,705)	$191,833,745	$47,400,000	$(20,797,777)	$26,602,223
Total amortization expense of $4,212,164 and $1,198,333 was recorded during the three months ended March 31, 2026 and 2025, respectively. The Company continuously monitors for events and circumstances that could indicate that it is more likely than not that its finite lived intangible assets and other long-lived assets are impaired or not recoverable (a triggering event), requiring an interim impairment test. During the three months ended March 31, 2026, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, and overall financial performance of the Company. Based on the analysis of relevant events and circumstances, the Company concluded a triggering event had not occurred as of March 31, 2026.
A summary of the activities related to the Company’s goodwill consists of the following:

Goodwill
Net book value at December 31, 2025	$—
Additions	469,071,654
Currency translation effects	(20,325,875)
Net book value at March 31, 2026	$448,745,779
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
The Company maintains operating leases for corporate and field offices. The Company’s leases have initial terms ranging from one month to five years, some of which include the option to renew, and some of which include an early termination option. During the three months ended March 31, 2026, the Company extended certain of its leases for periods ranging from one to three years.
The Company maintains finance leases for vehicles that have a lease term of four to five years.
Subleases
The Company has entered into sublease agreements for portions of its leased office buildings. The remaining enforceable lease term of the original lease is one year. The Company continues to recognize the right-of-use asset and lease liability for the original lease, while rental income from the subleases is recognized over the term of the sublease. The Company recognized rental income $105,019 and $0 for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the weighted-average remaining lease term and discount rate for operating and finance leases as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term for operating leases	2.35 years	2.31 years
Weighted-average discount rate for operating leases	4.97%	6.15%

Weighted-average remaining lease term for finance leases	3.40 years	N/A
Weighted-average discount rate for finance leases	3.85%	N/A
The following table summarizes the future minimum payments for operating and finance leases as of March 31, 2026, due in each year ending December 31:

	Minimum Lease Payments
Year	Operating Leases	Finance Leases
Remainder of 2026	$1,813,144	$553,318
2027	1,648,498	660,695
2028	650,065	527,552
2029	341,971	383,663
2030	59,859	106,310
Thereafter	6,448	—
Total lease payments	4,519,985	2,231,538
Less: imputed interest	(228,019)	(134,917)
Present value of lease liabilities	$4,291,966	$2,096,621
Note 8: Debt
Some of the Company’s debt obligations consist of joint and several liabilities with the Company’s previous parent which are accounted for under ASC 405-40. Lyneer will remain jointly and severally liable with the IDC to the lenders of the debt obligations until such time as such joint and several indebtedness is restructured. As of the date of the Merger, the Company derecognized the joint and several liabilities with regard to the Debt Allocation Agreement, dated December 31, 2023, between Lyneer and IDC. See below for further information.

The table below provides a summary of the Company’s recognized debt:

	March 31, 2026	December 31, 2025
Revolver	$45,271,994	$49,454,401
Credit Agreement	1,950,000	1,950,000
Promissory Note	—	1,375,000
Merger Note	28,943,615	28,943,615
Convertible Note	161,961,751	—
Factoring debt	205,981,176	3,266,445
Acquisition loans	51,784,958	—
Seller loans	19,182,675	—
Less: unamortized debt issuance costs	(1,904,052)	(324,421)
Total debt	$513,172,117	$84,665,040

Current portion	$468,515,500	$55,838,759
Non-current portion	$44,656,617	$28,826,281
On April 29, 2025, the Company closed on a new revolving credit facility with a maturity date of April 29, 2028. See below for further information.
Debt Allocation Agreement
Lyneer and IDC entered into a debt allocation agreement (the “Allocation Agreement”) dated as of December 31, 2023, which specifies and allocates responsibility for repaying (or refinancing) the joint-and-several debts between Lyneer and IDC. The Allocation Agreement, which continues to be a valid and enforceable contract between Lyneer and IDC, states that repayment (or refinancing) of the Term Note, Seller Notes and Earnout Notes was assumed by and the responsibility of IDC. In the event IDC cannot repay any of the assumed debt and Lyneer is require to make payments, IDC is obligated to repay Lyneer for amounts paid on IDC’s behalf. The Company reassessed its accounting for joint-and-several liabilities under ASC 405-40 as of March 31, 2026 and concluded it is reasonably probable that IDC can repay their portion of the debt allocated per the Allocation Agreement and the Company does not expect to repay additional amounts on behalf of IDC. As a result, the Company has not recorded any liability related to these joint and several debt obligations in accordance with ASC 405-40. See Revolver (discussing the previous BMO Revolver), Term Note, Seller Notes and Earnout Notes below for those joint-and-several debts that are applicable to the Allocation Agreement. At March 31, 2026, such indebtedness totaled approximately $70,035,397.
Revolver
The Company maintained a Revolver with BMO Bank, N.A. (“BMO” and “BMO Revolver”) as a co-borrower with its former parent company, IDC, with an initial available borrowing capacity of up to $125,000,000, when originally executed in 2022. The facility was partially used to finance the acquisition of Lyneer Investments by IDC in August 2021, with additional borrowing capacity available under the BMO Revolver to finance the Company’s working capital. All the Company’s cash collections and disbursements are currently linked with bank accounts associated with the Lender and funded using the Revolver. These borrowings are determined by the Company’s availability based on a formula of billed and unbilled accounts receivable as defined in the loan agreement.
On April 29, 2025, the Company’s subsidiary, Lyneer Staffing Solutions, LLC (“Lyneer”) entered into a Loan and Security Agreement (the “Loan Agreement”) with North Mill Capital, LLC (d/b/a SLR Business Credit (“SLR”)), providing for a $70 million (“Advanced Limit”) senior secured revolving credit facility (the “Revolver”). The Loan Agreement replaced Lyneer’s prior senior secured revolving credit facility provided by BMO. Lyneer’s previous lender entered into a term loan shortfall of $6,000,000 with IDC and Lyneer for IDC’s shortfall owed to BMO, plus a $1,000,000 exit fee. The $6,000,000 term loan and $1,000,000 exit fee are joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement with IDC discussed above. BMO also assumed 3,439,803 shares of Atlantic International Corp previously owned by IDC as collateral for the new term loan. The Company incurred $130,453 in issuance costs and, according to ASC 470 — Debt (“ASC 470”), is deferring these costs and will amortize as an adjustment to interest expense over the remaining term using the effective interest method.
All the Company’s cash collections and disbursements are currently linked with bank accounts associated with the lender and funded using the Revolver. These borrowings are determined by the Company’s availability based on a formula of billed and unbilled accounts receivable as defined in the loan agreement.
The interest rate on the Revolver is calculated as 1.00% per annum above the Prime Rate, but not less than 5.75% per annum. The interest rate as of March 31, 2026 was 7.75% per annum.
The Revolver matures on April 29, 2028, unless the lender, at its option, in writing agrees to extend for a period of one year.
As of March 31, 2026, and December 31, 2025, the Company has recognized liability balances on the Revolver of $45,141,541, including $130,453 of unamortized deferred issuance costs and $49,308,253, including $146,148 of unamortized deferred issuances costs, respectively.
The Revolver contains certain customary covenants, including affirmative and negative covenants. On April 17, 2026, SLR notified the Company of certain defaults. See Note 20: Subsequent Events for further discussion.
Under the terms of the Revolver, the Company is prohibited from making dividends or distributions to owners who are not also co-borrowers on the Revolver.
Total available borrowing capacity on the Revolver as of March 31, 2026 was $4,760,718.
Term Note
On August 31, 2021, the Company and IDC as co-borrowers entered into a Term Note in the amount of $30,300,000. The proceeds of this loan were primarily used to finance the acquisition of Lyneer by IDC in August 2021. The Term Note matured on February 28, 2026, at which time all outstanding balances were due and payable. There were no scheduled principal payments on the Term Note prior to its maturity date. The Term Note is subordinated to the Revolver and bears an initial stated rate of 14% per annum, and currently has a default interest rate of 16%.
On August 12, 2024, the Company entered into the Tenth Amendment with its Term Note lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Term Note through September 30, 2024. The Initial Capital Raise milestone and the uplisting milestone dates were subsequently extended to September 15, 2025, or later as agreed to between the parties. Due to the remaining amount outstanding from IDC on the BMO Revolver being converted to a term loan and the new Revolver taking first position, the terms of the Tenth Amendment were superseded by the terms of the Revolver.
As of both March 31, 2026, and December 31, 2025, the Company has derecognized the Term Note, as discussed above; therefore, the Company recognized liability balances on the Term Note of $0. The Term Note obligation is joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement with IDC discussed above.
On April 28, 2025, the Term Note lender foreclosed on IDC’s remaining 21,983,926 shares of Atlantic International Corp common stock (“IDC Shares”), after taking into consideration the shares assumed by BMO discussed above. This foreclosure was only related to IDC’s security provided to the lender under the Term Note and did not extend to the Company or its subsidiaries. The value of the IDC Shares on the day of the foreclosure was approximately $77,383,420 which far exceeded the liability due under the Term Note. As of this report, the IDC Shares are pending transfer to the Term Note Lender due to litigation between IDC and an unrelated third party creditor of IDC. The Company is reviewing the implications of the foreclosure on the Company’s obligations under the Term Note as the collateral received by the Term Note holders significantly exceeded the purported amounts due under the Term Note and the value of the securities is readily ascertainable. The Company believes the resolution of this matter will not have an impact on the Company’s financial position or results of operations.
Lyneer had recognized liability balances on the Term Note of $0 as of both March 31, 2026 and December 31, 2025. The Term Note is allegedly in default and the Company has sued the Term Note Lender.
The Term Note includes certain customary financial and non-financial covenants that the Company is required to comply with. The Term Note is allegedly in default and the Company has sued the Term Note Lender. See Note 11: Commitments and Contingencies and Note 20: Subsequent Events for discussion on lawsuits related to the Term Note.

Seller Notes
As part of the purchase price consideration for the Transaction, the Company and IDC as co-borrowers issued various Seller Notes to former owners totaling $15,750,000. Payments on the Seller Notes are due in quarterly installments of $1,575,000, and $3,150,000 due at their amended maturity date of April 30, 2024, and bear interest at an amended fixed rate of 11.25% per annum. Payments to Seller Notes debt holders are prohibited by the administrative agent of the previous lender under the BMO Revolver and the current Revolver. As provided in the inter-creditor agreement between SLR and the Seller Note holders, Lyneer is prevented from making payments and the Seller Note holder are prevented from accepting payments from Lyneer.
As of both March 31, 2026, and December 31, 2025, the Company has derecognized the Seller Notes, as discussed above; therefore, the Company recognized liability balances of $0. The Seller Notes obligation is joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement with IDC discussed above. The Seller Notes are currently in default, but the note holders can take no action pursuant to the inter-creditor agreement with SLR.
Earnout Notes
As contingent consideration milestones are met in connection with the membership interest purchase agreement (“Transaction Agreement”), the Company can elect to pay the obligation in cash or issue notes payable. During 2023, the Company and IDC as co-borrowers issued nine notes payable with an aggregate value of $13,494,133. Payments on each of the Earnout Notes were due in quarterly installments through their amended maturity date of January 31, 2025, and each note bears an amended stated interest rate of 11.25% per annum. On January 16, 2024, the Company and IDC as co-borrowers issued six notes payable with an aggregate value of $6,941,521. Payments on each of the Earnout Notes were due in quarterly installments through their maturity date of January 16, 2026, and each note bears interest at a rate of 6.25% per annum. The Company did not make principal and interest payments due to the notice received from the Revolver’s administrative agent of the lender restricting payments to other lenders and the interest rate was increased to the default rate of 11.25% for the January Earnout Notes.
Payments to any other debt holders are prohibited by the administrative agent of the previous lender under the BMO Revolver and the current Revolver. As provided in the inter-creditor agreement between SLR and the Earnout Note holders, Lyneer is prevented from making payments and the Earnout Note holders are prevented from accepting payments from Lyneer.
As of both March 31, 2026, and December 31, 2025, the Company has derecognized the Earnout Notes, as discussed above; therefore, the Company recognized liability balances of $0. The Earnout Notes obligation is joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement with IDC discussed above. The Earnout Notes are currently in default, but the note holders can take no action pursuant to the inter-creditor agreement with SLR.
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
On July 22, 2024, the Company entered into an amendment to extend the maturity date of the Credit Agreement to June 18, 2026. On April 17, 2026, the lender notified the Company of certain defaults. See Note 20: Subsequent Events for further discussion.
Promissory Note
From April 29, 2019 to April 29, 2020, the Company entered into a series of non-convertible promissory notes (the “Promissory Notes”) with St. Laurent Investments LLC amounting to $1,375,000. The Promissory Notes had a one-year term, most recently extended through July 31, 2025 or a later date to be mutually agreed upon. The Promissory Notes bear interest accruing at the rate of 5% per annum, and increased to 10% for the period from August 1, 2024, through July 31, 2025. On January 23, 2026, the Company and St. Laurent entered into a Confidential Settlement Agreement pursuant to which the entire $1,375,000 principal amount of the Notes were paid in full on January 29, 2026. All interest and penalties in the amount of $757,805 were waived by St. Laurent.

Merger Note
In connection with the closing of the Merger, we issued to IDC the Merger Note in the principal amount of $35,000,000 with an original maturity date of September 30, 2024. The Merger Note does not bear interest and is not convertible prior to an event of default under the Merger Note. If an event of default should occur under the Merger Note, the Merger Note will bear interest at the rate of 7% per annum commencing upon the date of such event of default and will be convertible into shares of our common stock at a price per share that equals the lowest daily volume weighted-average price per share (“VWAP”) during the five trading days immediately preceding the date on which the applicable conversion notice is delivered to us, but not less than 80% of the price per share in our Initial Capital Raise, provided, however, that the number of shares of our common stock issuable upon conversion of the Merger Note will not exceed 19.99% of the number of our outstanding shares of common stock without shareholder approval. An event of default under the Merger Note may result in an additional event of default under the Revolver and our other indebtedness for borrowed funds.
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
On April 29, 2025, the Company and IDC entered into an Amended and Restated Convertible Promissory Note which further extended the maturity date to the earlier of March 31, 2027 or the completion of at least a $40 million capital raise. Pursuant to the Amended and Restated Convertible Promissory Note, any amounts paid to BMO will be in satisfaction of this Note. The Company offset the December 31, 2025 balance related to the IDC receivable that was remaining on the BMO Revolver and rolled into the current Revolver as allowed per the Amended and Restated Convertible Promissory Note. See Note 16: Related Party Transactions for IDC’s gross and net offsetting receivables amounts. Below is presented the calculation of the net liability of the Merger Note, excluding unamortized deferred issuance costs as of December 31, 2025.

	Gross Amount	Amount Offset	Net Amount on Consolidating Balance Sheet
Merger Note	$34,882,666	$(6,056,385)	$28,826,281
As of March 31, 2026, and December 31, 2025, the Company has recognized liability balances on the Merger Note of $28,849,748, including $93,867 of unamortized deferred issuance costs and $28,826,281, including $117,334 of unamortized deferred issuance costs, respectively.
Convertible Note
As discussed in Note 2: Merger and Acquisition, on January 23, 2026, in connection with the Circle8 Acquisition, the Company issued a Convertible Note to Axiom as a component of consideration transferred for the business. The Convertible Note has a stated principal amount of $161,961,751 and is non‑interest‑bearing. The Convertible Note matures twelve months from the issuance date, at which time the principal amount becomes payable in cash; however, the Convertible Note may be settled prior to this date through the issuance of shares of the Company’s Common Stock if a majority of the Company’s stockholders vote to approve this conversion. If the aforementioned stockholder approval is obtained, the Convertible Note will convert into an aggregate of 53,291,744 shares of the Company’s Common Stock. The number of shares issuable in settlement of the Convertible Note is fixed at inception and is not subject to variability, other than customary anti-dilution provisions for stock splits, stock dividends, and similar recapitalization events.
The Convertible Note was measured initially at fair value of $205,706,132 (53,291,744 shares valued at the Company’s closing stock price on the Circle8 Closing Date of $3.86) on the Circle8 Closing Date. The fair value of the Convertible Note exceeds the stated principal amount resulting in a substantial premium of $43,744,381. Accordingly, the Company recorded the Convertible Note as short-term debt at its stated principal amount of $161,961,751, with the substantial premium recorded as a component of additional paid-in-capital within permanent equity. Issuance costs incurred to issue the Convertible Note were de minimis and expensed when incurred.
The Convertible Note contains provisions that relate to certain defined events of default, including bankruptcy, change of control or liquidation, cessation of operations, or failure to satisfy certain covenants contained in the Acquisition Agreement. Upon the occurrence of an event of default, the holder may declare the entire outstanding principal amount immediately due and payable. In addition, in the event of a default, interest accrues on the outstanding principal amount at a rate of 10% per annum from the date of the event of default until payment, together with any other amounts due under the Convertible Note. As of March 31, 2026, no events of default have occurred. The Company concluded the holder’s put option upon an event of default meets the definition of a derivative requiring bifurcation, however the fair value of such derivative was of nominal value.
Other than in the case of default, the Convertible Note does not provide the holder with one or more contingent redemption options.
As of March 31, 2026, the outstanding principal balance of the Convertible Note is $161,961,751, which reflects its carrying amount as of that date. The Company is accounting for the liability portion of the note using the stated interest rate of zero, accordingly no interest has been recognized for the quarter ended March 31, 2026. Due to the amount of the Company’s outstanding stock owned by the holder of the Convertible Note, the holder is a related party with respect to the Company and accordingly the Convertible Note is considered a note payable to a related party.
Factoring Debt
In connection with the Circle8 Acquisition, the Company assumed a receivables purchase agreement between Circle8 and Argentum Securities Ireland Plc (“Argentum”), which permits Circle8 to sell eligible billed and unbilled receivables to Argentum for cash proceeds in certain circumstances. This arrangement is akin to a revolving line of credit with a borrowing base of approximately 90% of Circle8’s eligible receivables and a borrowing capacity limit of €174.9 million approximately $201.1 million as of March 31, 2026). As of the acquisition date of January 23, 2026, Circle8 had previously borrowed up to the facility limit of €174.9 million (approximately $201.1 million as of March 31, 2026). The facility includes multiple financial and non-financial covenants, including an over-collateralization provision requiring Circle8 to maintain an eligible receivables balance greater than 1.1111 times the amount borrowed under the facility. The facility matures on the earlier of May 18, 2029, or (i) upon an event of default or (ii) if Argentum exercises a subjective acceleration clause, which would require the facility to be repaid within 85 days. The Company pays a facility fee to Argentum monthly which is recognized in “other expenses, gains and losses” on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company can repay the facility at any time. The Company concluded that the facility, while legally described as a factoring agreement, does not qualify as a sale of a financial instrument under ASC Topic 860 — Transfers and Servicing, and continues to recognize receivables on the balance sheet and a liability recorded to reflect the consideration received. Circle8 was in compliance with all provisions of the facility as of March 31, 2026.
During 2025 and the first quarter of 2026, the Company entered into four agreements to sell future receivables which allows for the factoring of receivables.
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
•On January 23, 2026, the Company sold $1,250,000 of receivables and received cash proceeds of $1,000,000 less $10,000 in origination fees. The weekly payments are $24,802 and the imputed interest rate is 47.10%.
•On January 23, 2026, the Company also sold $2,500,000 of receivables and received cash proceeds of $2,000,000 less $20,000 in origination fees. The weekly payments are $48,077 and the imputed interest rate is 45.67%.
These four agreements have a good faith term of twelve months and also allow for a discounted repurchase price if the Company pays the cash proceeds back early.
On April 29, 2026, the Company refinanced the October agreements described above. See Note 20: Subsequent Events for further information.
As of March 31, 2026, and December 31, 2025, the Company has recognized liability balances on the factoring agreements of $205,933,405, including $47,771 of unamortized deferred issuance costs and $3,205,506, including $60,939 of unamortized deferred issuance costs, respectively.
Acquisition Loans
Swisslinx Acquisition Loan

In February 2023, Circle8 entered into a loan agreement with Luzerner Kantonalbank AG as Lender, for a credit facility of up to Fr.29,000,000 (approximately $36,285,000 as of March 31, 2026) to partially finance the acquisition of 100% of the shares in Swisslinx AG and Swisslinx International Ltd. The facility has a maturity date of June 30, 2028. The facility provides for fixed advances with 3 or 6 month terms, or fixed loans with 2 to 5 year terms. The minimum amount per fixed advance or loan is Fr.2,000,000 (approximately $2,502,000 as of March 31, 2026), with a maximum of 5 credit tranches. The facility was fully drawn down at inception, with no additional advances as of March 31, 2026. The interest rate consists of the Swiss Average Overnight Rate (“SARON”) plus an applicable margin based on the net debt ratio as of March 31 each reporting period. If the SARON rate is negative, a rate of 0.00% is used as the base rate.
As of March 31, 2026, the margin was 3.70% and the interest rate was 3.70%. As of March 31, 2026, the Company has a recognized liability balance on the Swisslinx acquisition loan of $28,890,147.
Seven Stars Acquisition Loan
On October 26, 2022, Circle8 entered into a credit agreement with Beechbrook Capital, LLP, to partially fund the acquisition of all outstanding shares in the capital of Seven Stars Holding B.V. and each of its subsidiaries. The agreement provides a credit facility (“Facility B”) in the aggregate amount of €15,000,000 (approximately $17,330,000 as of March 31, 2026), and an available Accordion Facility for up to €15,000,000 (approximately $17,330,000 as of March 31, 2026) of additional borrowing capacity as an increase to Facility B or, alternatively, an additional term facility on a pari passu basis with Facility B. The maturity date is October 26, 2027. The interest rate on Facility B consists of the three-month EURIBOR (“EURIBOR 3M”) plus a margin of 8.50%, per annum. The variable leg of the loan attached to the EURIBOR 3M rate resets each interest period, which is defined as three months. Interest payments became due on December 31, 2022, and each March 31, June 30, September 30, and December 31, thereafter. As of March 31, 2026, the interest rate was 10.53%. As of March 31, 2026, the Company has a recognized liability balance on the Seven Stars acquisition loan of $16,932,099.
Königstein Acquisition Loans
On April 26, 2023, Circle8 entered into a loan agreement with Sparkasse KölnBonn to finance a portion of the purchase price payable under a share purchase agreement for the acquisition of 80% of the shares outstanding in Konigstein Beratungsgesellschaft für EDV-Dienstleistungen GmbH. This loan agreement provided Circle8 with loans totalling up to €7,000,000 (approximately $8,087,000 as of March 31, 2026) in the following tranches:
Investment Loan A: Up to €4,500,000 (approximately $5,199,000 as of March 31, 2026) as an amortizing loan with payments of €250,000 (approximately $289,000 as of March 31, 2026) due at the end of each quarter, starting on December 30, 2023. The maturity date is March 31, 2028, with quarterly payments of €250,000 (approximately $289,000 as of March 31, 2026) The interest rate on the utilized amounts consists of the EURIBOR 3M, which resets quarterly, plus a margin of 3.20% per annum. As of March 31, 2026, the interest rate was 5.23%. As of March 31, 2026, the Company has a recognized liability balance on the Königstein Investment Loan A of $2,463,294.
Investment Loan B: Up to €2,500,000 (approximately $2,888,000 as of March 31, 2026) as a bullet loan, with payment in full due on the maturity date of September 30, 2028. The interest rate on the utilized amounts consists of the EURIBOR 3M, which resets quarterly, plus a margin of 3.60% per annum. As of March 31, 2026, the interest rate was 5.63%. As of March 31, 2026, the Company has a recognized liability balance on the Königstein Investment Loan B of $2,498,072.
The loan agreement stipulates that certain financial indicators in the form of annual financial statements are due no later than 180 days after the end of each financial year and no later than 45 days after the end of each quarter. Failure to submit these required reports timely constitutes a breach of financial indicators under the loan agreement, and will increase the corresponding margin of each loan by 1.50% per annum until such financial reports are submitted to the lender.
Seller Loans Entered into by Circle8
Swisslinx Seller Loan
In March 2023, Circle8 entered into a seller loan agreement with Swisslinx AG and Swisslinx International Limited to partially fund the acquisition of 100% of the shares in Swisslinx AG and Swisslinx International Limited. The agreement provided Circle8 with a loan of Fr.13,500,000 (approximately $16,891,000 as of March 31, 2026) with a maturity date of July 1, 2028. The interest rate is 5.00% per annum. Principal payments of Fr.3,623,569 (approximately $4,534,000 as of March 31, 2026) and interest payments are due annually. As of March 31, 2026, the Company has a recognized liability balance on the Swisslinx seller loan of $16,252,462. The Swisslinx seller loan is currently in default in the amount of

Fr.3,375,000 (approximately $4,223,000 as of March 31, 2026) due to litigation. See Note 11: Commitments and Contingencies for further information.
Fixed Today Seller Loan
In April 2022, Circle8 entered into a seller loan agreement with Payment Secured B.V. to partially fund the acquisition of 100% of the shares in Fixed Today Holding B.V. The agreement provided Circle8 with €2,000,000 (approximately $2,311,000 as of March 31, 2026). The Fixed Today seller loan had a maturity date of April 14, 2024.
As of March 31, 2026, the Company has a recognized liability balance on the Fixed Today seller loan liability of $2,299,600. The Fixed Today seller loan is currently in default in the amount of €2,000,000 (approximately $2,311,000 as of March 31, 2026).
Subsequent to the executed amendments of the Company’s debt obligations described herein, the future minimum principal payments on the Company’s outstanding debt are as follows:

As of March 31, 2026
Remainder of 2026	$29,284,761
2027	417,660,542
2028	68,130,866
2029	—
2030	—
Thereafter	—
Total	$515,076,169
Interest Expense
Total interest expense is comprised of a cash and non-cash component as described in the debt arrangements above. The Company also incurred interest expense related to an agreement with a professional employer organization (“PEO”) which processes the payroll for the Company, related to the unpaid balance, at 1.5% per calendar month. On May 4, 2026, the PEO notified the Company it was in default and subsequently withdrew the notice of default on May 11, 2026. See Note 20: Subsequent Events for further discussion.
Additionally, the Company entered into an agreement with Citibank, N.A. (“Citibank”) on March 5, 2019, whereby Citibank purchases specific receivables and pays the invoices at the discounted amount and the Company incurs a discount charge equal to the Secured Overnight Financing Rate plus 0.75% to process the payments. The discount charged ranged from 4.71% to 4.83% for the three months ended March 31, 2026.
The Company recognized total interest expense of $3,554,670 and $1,284,822 during the three months ended March 31, 2026 and 2025, respectively. Interest expense related to the PEO was $1,018,013 and $0 for the three month periods ended March 31, 2026 and 2025, respectively. Interest expense related to the discount charge was $67,869 and $331,763 for the three months ended March 31, 2026 and 2025, respectively. $317,193 and $48,913 of deferred financing costs were recognized as a component of “interest expense” on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, respectively.

Note 9: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Potential settlement offer for legacy stockholders	$8,723,200	$8,723,200
Accrued wages and salaries	3,880,763	1,839,016
Accrued commissions and bonuses	9,165,657	2,166,004
Accrued interest	3,796,853	767,717
Income and corporate tax payable	2,708,777	13,913
Invoices not yet received	100,285,462	—
Customer liabilities	576,820	—
VAT payable	7,553,796	—
Other accrued expenses and current liabilities	27,714,458	6,137,935
Total accrued expenses and other current liabilities	$164,405,786	$19,647,785
Legacy Stockholder Dividend Settlements
The Company upon the Merger on June 18, 2024, put in escrow 4,704,098 shares at a closing price of $2.36 per share valued at $11,101,671, as a reserve for the potential settlement amounts of Legacy SeqLL stockholders and was required to extend a settlement offer within 90 days from June 18, 2024. The Company extended offers for settlement to the legacy stockholders, as a result of the Company failing to declare and pay a declared dividend as described in the Company’s filings, to issue shares of Atlantic International Corp stock at the September 10, 2024 closing stock price of $6.45. The Company has issued 773,944 shares in partial satisfaction of this settlement as of the issuance date of the Company’s March 31, 2026 unaudited condensed consolidated financial statements with an issuance stock price range of $2.03 - $6.20 per share, with an estimated additional 1,000,701 shares pending issuance, as of March 31, 2026.
On October 24, 2024 the Company entered into an Amended and Restated Settlement Agreement and General Release of Claims with the Company’s former Chief Executive Officer with regard to the Company failing to declare and pay a declared dividend as described in the Company’s filings and the Company’s former Chief Executive Officer agreed to provide consulting services to the Company. In full and final satisfaction of any and all obligations related to the dividend and consulting services, the Company agreed to the following:
•$25,000 cash payment as an initial payment under the Consulting Agreement
•Consulting fees will be paid at the sum of $7,500 per month, paid quarterly
•757,833 shares will be issued as additional consideration for up to 10 hours of services a week. Any weekly hours in excess of those hours will be billed at a negotiated rate
•230,027 shares will be issued as a Dividend settlement

Professional Employer Organization
The PEO is engaged to process the Company’s payroll which is subject to a periodic charge of 1.5% per calendar month for any unpaid balances. The total liability due to the PEO as of March 31, 2026 was $39,908,098, consisting of $35,301,862 of wages and salaries paid by the PEO and $4,606,236 of accrued interest. The total liability due to the PEO as of December 31, 2025 was $32,894,331, consisting of $29,306,108 of wages and salaries paid by the PEO and $3,588,223 of accrued interest.
Share Settled Redemption Option Granted to PEO
On February 3, 2026, (the “Amendment Date”) the Company amended its agreement with the PEO, to whom it had a specific outstanding payable of $2,207,944 (“the Repayment Amount”). At the PEO’s option, at any time from March 16, 2026 to January 31, 2031, it may elect to settle any portion of the Repayment Amount by requiring the Company to issue shares of Common Stock with an aggregate value equal thereto, calculated using the quoted per-share closing price, equal to the amount designated by the PEO for share settlement. At March 31, 2026 the carrying value of the obligation that can be settled in shares was $2,207,944. If the PEO elected full settlement of the obligation on March 31, 2026, the Company would be required to issue 728,694 shares of its Common Stock to settle the obligation. As the number of shares to be issued varies inversely with the market value of the Company’s Common stock, there is no contractual limit on the number shares that may be issued to settle the obligation.
Note 10: Retirement Plans
The U.S. maintains a 401(k) plan for qualified employees. The plan covers substantially all U.S.-based full-time employees of the Company who meet certain age and length of service requirements. There is no requirement for the Company to match employee contributions to the plan. The Company did not contribute to the plan during the three months ended March 31, 2026.
The Company’s European subsidiaries participate in government-mandated social security programs in the jurisdictions in which they operate. The plans cover all employees of the European subsidiaries and function on a “pay-as-you-go” basis whereby contributions are made by the employer and the employee. These programs are administered by the government authorities and do not create any future payment obligations beyond the Company’s required contribution amounts as they become due. For the three months ended March 31, 2026 and 2025, the Company recorded total statutory social security contributions of $22,711 and $0 included in “cost of revenue”, respectively and $435,849 and $0 included in “selling, general and administrative”, respectively on the accompanying condensed consolidated statements of operations and comprehensive loss.
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
On October 30, 2019, Rosanna Vargas filed a complaint in the Superior Court of New Jersey at Camden County against Lyneer and various defendants, including Lyneer’s client, alleging severe personal injury sustained at work. The case is now closed as to all parties. As a result of the matter, Lyneer’s client sought indemnification from Lyneer pursuant to an indemnification demand issued to Lyneer on June 10, 2022. Accordingly, Lyneer agreed to pay approximately $1,030,000 over 36 months, beginning in July 2023, to settle the claim. As of March 31, 2026, the Company owes $131,429 and has accrued this full amount, which is recognized in “accrued expenses and other current liabilities” on the accompanying condensed consolidated balance sheets.
On January 6, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Los Angeles County, by Enrique Briseno as class representative. The Complaint was filed only against the Company’s client. The matter settled for $425,000, $300,000 of which is to be paid by the Company, and the remaining $125,000 is to be paid by the client. The settlement agreement was signed on December 17, 2024 and has been finalized and executed and provided to the Court for approval. The settlement was approved by the Court, and the Company’s settlement payment is now overdue. The Company has accrued the full amount of the $300,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying condensed consolidated balance sheets. The Company has paid $150,000 as of the date of this filing. The remaining payments are due as follows: August 1, 2026-$75,000; and August 31, 2026-$80,674, which includes the employer’s side of payroll taxes of $5,674.
On June 16, 2021, a complaint was filed in the Superior Court of New Jersey Law Division, Middlesex County. The complaint alleges a former minor employee (who obtained employment by providing false information) was injured on October 15, 2020, at the Co-Defendant’s worksite. A settlement conference was held on August 28, 2024, but was unsuccessful. The Company’s liability insurance carrier and the Company's worker's compensation insurance carrier and the liability insurance carrier for the client held a settlement conference on April 14, 2025, but was unsuccessful. The trial commenced April 28, 2025 and a settlement was reached on May 2, 2025 for a total value of $3,050,000, $2,800,000 in cash and $250,000 by virtue of a lien release, of which the Company is responsible for $200,000, with the insurance carriers collectively responsible for the remainder. The final settlement agreement was executed and the full settlement amount was paid by the Company in January 2026.
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
On August 1, 2023, a class action wage and hour PAGA complaint was filed in the Superior Court of California, County of San Bernardino, by Maria Reyes as class representative. The matter settled at a mandatory settlement conference held on October 10, 2025, for $925,000, which is recognized in “accrued expenses and other current liabilities” on the accompanying condensed consolidated balance sheets. The final settlement agreement is being reviewed by the Court for final approval. The settlement funds will now be due from the Company within 90 days from June 25, 2026 (or about September 25, 2026) at the earliest.
On December 9, 2024, BAC Rhino 3 Federal LLC (“Rhino”) filed a complaint in Suffolk County Superior Court, against Atlantic for breach of contract, seeking damages for accelerated rent, plus costs of collection and outstanding rent to date, for Atlantic’s default under the lease and failure to pay monies owed thereunder. On December 18, 2025, the Company and Rhino entered into a settlement agreement whereby the Company shall pay $1,000,000. As of March 31, 2026, the Company owes $860,000 and has accrued this full amount, which is recognized in “accrued expenses and other current liabilities” on the accompanying condensed consolidated balance sheets The Company has agreed to monthly payments of $30,000 until the balance is paid in full.
On April 2, 2026, Atlantic and its Lyneer subsidiaries, Lyneer Investments, LLC, Lyneer Holdings, Inc. and Lyneer Staffing Solutions, LLC (collectively the “Lyneer Subsidiaries”) commenced a lawsuit in the Supreme Court of the State of New York, County of New York (Civil Index No. 154264/2026) against SPP. At the same time Atlantic is seeking a preliminary injunction with an Order to Show Cause and Temporary Restraining Order. Atlantic is seeking a preliminary injunction enjoining SPP from continuing to proceed as if the outstanding indebtedness owed under the loans at issue had not been satisfied. See Note 20: Subsequent Events for further discussion.
Atlantic has alleged in its complaint, that SPP launched a coordinated, pre-planned attack to seize control of the Lyneer subsidiaries based on a fabricated default, set forth in the Default Notices, and in bad faith of its own financial interests. As part of a refinancing transaction in April 2025, SPP obtained, and was supposed to ultimately sell, over $77 million worth of publicly traded shares in Atlantic acquired from IDC. SPP was required to apply the proceeds to satisfy the outstanding debt owed under the term loan that originated in 2021. The value of the Nasdaq publicly traded shares significantly exceeded any outstanding indebtedness arguably remaining owing to SPP (less than $50 million) and, as such, upon SPP’s receipt of the collateral, the indebtedness was satisfied and extinguished. SPP acknowledged and understood it took stock worth more than its debt, and agreed to remit the surplus back to IDC. It should be noted that SPP’s default notices did not demand repayment of the loans, nor include payoff amounts. Instead, they only reflected a hostile takeover. Furthermore, as a subordinate mezzanine lender, SPP has no contractual right to receive capital raise proceeds ahead of the senior lenders in line before it.
Later on April 2, 2026, Rick Arrowsmith, on behalf of SPP, and in response to the above-described lawsuit brought by the Company, commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company and its officers. Based on the unfounded alleged events of default, the plaintiff, appointed by SPP to take managerial control of the Lyneer subsidiaries. The plaintiff is seeking declaratory relief that he was able to remove all officers of the Company and is entitled to declaratory, preliminary and permanent injunctive relief to take control of the Company. See Note 20: Subsequent Events for further discussion.
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
Circle8 Swisslinx Litigations
Earn-Out Claim and Seller Loan Suspension Claim Settlement – Swisslinx Acquisition
In March 2025, Circle8 asserted a claim of approximately Fr.24.6 million ($28.2 million as of March 31, 2026) against the sellers of Swisslinx International Ltd ("Swisslinx"), as well as against the W&I insurance company and Markel International Insurance Company Limited ("Markel"), in connection with alleged breaches of the Share Purchase Agreement dated February 22, 2023 (the "Swisslinx SPA"), including (to the extent this relates to the claim against the sellers) claims related to misleading and/or incorrect information. With respect to the claim against the sellers, an in-court settlement was reached in May 2026 whereby the sellers' claim of in total Fr.20,100,000 ($23,100,000 as of March 31, 2026) (see below under Earn-Out Claim – Swisslinx Acquisition and Seller Loan Suspension Claim – Swisslinx Acquisition) was reduced to Fr.10,100,000 (approximately $12,600,000 as of March 31, 2026). Parties are currently in the process of finalizing the settlement.
Seller Loan Suspension Claim Settlement
In July 2025, the sellers of Swisslinx initiated legal proceedings against Circle8 Switzerland AG (as buyer), as well as against Circle8 Group B.V. and De Staffing Groep Nederland B.V. (as guarantors), seeking payment of amounts allegedly outstanding under the earn-out arrangement agreed as part of the Swisslinx acquisition. The aggregate amount claimed by the sellers totals approximately Fr.6.6 million ($7.6 million as of March 31, 2026), comprising Earn-Out 1 of Fr.2.6 million ($3.0 million as of March 31, 2026), accounted for as contingent consideration, and Earn-Out 2 of Fr.4.0 million ($4.6 million as of March 31, 2026), accounted for as a compensation arrangement under U.S. GAAP. This total reflects the final calculated amount agreed upon following formal negotiations between the parties and subsequently accepted by the sellers. Circle8 has disputed the sellers’ claim and has asserted its contractual rights in connection with its own claim arising from the alleged breaches of the Swisslinx SPA. Circle8 has offset the Fr.6.6 million ($7.6 million as of March 31, 2026) earn-out against its asserted claim of Fr.24.6 million ($28.2 million as of March 31, 2026), rather than settling in cash. In addition, Circle8 has issued a counterclaim against the sellers of Swisslinx in the first quarter of 2026 to seek damages arising from the alleged provision of misleading and/or incorrect information concerning the business of Swisslinx.
Circle8 believes its position is supportable and that it has meritorious defenses and claims.
Earn-Out Claim – Swisslinx Acquisition
In connection with the Swisslinx acquisition, the sellers also provided a seller loan in the amount of Fr.13,500,000 ($16,891,000 as of March 31, 2026) to Circle8 Switzerland AG. Based on the seller loan agreement, repayment of the seller loan is due in several installments up to and including 2028, with the legal possibility for Circle8 to suspend payment of each installment for 12 months. The first installment of the seller loan has been suspended since May 2025 for a period of 12 months. Circle8 Switzerland AG has asserted rights to set-off. Circle8 asserts its financial claims by declaring a set-off against the sellers’ entitlements, including earn-out payments and the seller loan. It further states that, as a precautionary measure, repayment of due obligations under the seller loan have been postponed until the dispute is fully resolved.

In May 2026, the parties reached an in-court settlement, whereby the sellers' claim of in total Fr.20,100,000 ($23,100,000 as of March 31, 2026) was reduced to Fr.10,100,000 (approximately $12,600,000 as of March 31, 2026). The parties are currently in the process of finalizing the settlement.
Note 12: Fair Value Measurements
A summary of the activities of Level 3 fair value measurements is as follows:

	March 31, 2026
	Circle8 Benelux Warrant	Preferred Stock Purchase Warrant	Bifurcated Derivatives	Share Settled Earnout	Circle8 Contingent Consideration	Total
Beginning balance	$—	$—	$—	$—	$—	$—
Assumed during Circle8 Acquisition	1,795,491	—	—	—	—	1,795,491
Issuance	—	5,970,000	2,260,000	5,600,000	2,098,574	15,928,574
Change in fair value	(28,976)	(1,520,000)	160,000	—	—	(1,388,976)
Ending balance	$1,766,515	$4,450,000	$2,420,000	$5,600,000	$2,098,574	$16,335,089

The Circle8 Benelux Warrant and the Preferred Stock Purchase Warrant are recorded in “warrant liabilities, non-current”, the Bifurcated Derivatives are recorded in “other liabilities”, the Share Settled Earnout and the Circle8 Contingent Consideration are recorded in “contingent consideration liabilities, current portion - related parties” on the accompanying condensed consolidated balance sheets. The income statement impact of changes in fair value of all items in the table above are recorded in the “other expenses, gains and losses” line item of the unaudited condensed consolidated statements of operations and comprehensive loss. See Note 15: Warrants, Mezzanine Preferred Stock and Mezzanine Equity for further discussion regarding the warrants.
Valuation Methodology and Assumptions
Circle8 Benelux Warrant
The provisionally recognized fair value of the Circle8 Benelux Warrant amounts to Circle8’s pre-acquisition carrying value for the liability on the Circle8 Acquisition Date. This carrying value represented Circle8’s estimated fair value of the instrument as measured at December 31, 2025. The Circle8 Benelux Warrant is categorized as a Level 3 fair value measurement because the Company utilized significant unobservable inputs, including expected volatility, expected term, probability weighting of exit and non-exit scenarios, discount for lack of marketability, discount for lack of control, and timing of expected liquidity events.
The provisional fair value and March 31, 2026 fair value of the Circle8 Benelux Warrant were determined using a Monte Carlo simulation model that simulated the equity value based on a Geometric Brownian Motion framework.
Significant inputs used in the model to derive the provisional fair value used as of December 31, 2025 are as follows:

Estimated term	1 year
Estimated annual volatility of underlying stock	46%
Risk-free interest rate	3.5%
Significant inputs used in the model at March 31, 2026 are as follows:

Estimated term	1 year
Estimated annual volatility of underlying stock	50%
Risk-free interest rate	3.7%
Circle8 Contingent Consideration

The provisional fair value of the Circle8 Contingent Consideration was determined using a Monte Carlo simulation model. This valuation technique incorporates significant unobservable inputs, including expected volatility, forecasted financial performance, and a risk-adjusted discount rate. Changes in any of these assumptions could result in a materially higher or lower fair value measurement. Accordingly, the fair value of the Circle8 Contingent Consideration is classified as a Level 3 measurement within the fair value hierarchy. Significant inputs used in the model at January 23, 2026 are as follows:

Expected revenue volatility	4.8%
Revenue discount rate	4.5%
Risk-free interest rate	3.4%
Series B Preferred Stock, Bifurcated Derivatives and Preferred Stock Purchase Warrant
The fair value of the Preferred Stock Purchase Warrant was determined using a Black-Scholes model that incorporates the use of a Monte Carlo simulation to determine the input representing the value of the underlying Series B Preferred Stock. The result was equivalent to a fair value of $795 for each of the 5,600 separately exercisable units of the warrant as of March 31, 2026. The Preferred Stock Purchase Warrant is categorized as a Level 3 fair value measurement because the Company utilizes significant unobservable inputs, including the estimated fair value of the underlying Series B Preferred Stock, estimated volatility and expected term. Significant inputs used in the model at March 31, 2026 are as follows:

Estimated term	1 year
Estimated annual volatility	60%
Annual variance	36%
Risk-free interest rate	3.6%
Strike price for each underlying share	$1,000
The underlying per share fair value of the Series B Preferred Stock as of March 31, 2026 was determined as follows:
Common Stock prices were simulated using Geometric Brownian Motion on a daily basis through the end of the term. Then the Series B Preferred Stock was determined to either convert to Common Stock or receive its stated value plus accrued but unpaid dividends, whichever was more economically advantageous. Significant inputs used in the model at March 31, 2026 are as follows:

Common Stock price	$3.03
Simulation Term	5 years
Risk-free interest rate	3.87%
Expected annual volatility	60%
Annual dividend rate	5% - 18%
The initial fair value of the Series B Preferred Stock was also measured at March 20, 2026 using the same methodology employed at March 31, 2026 which resulted in a per share fair value of $2,002. Significant inputs used in to the model at March 20, 2026 are as follows:

Common Stock price	$4.38
Simulation Term	5 years
Risk-free interest rate	3.96%
Expected annual volatility	60%
Annual dividend rate	5% - 18%
For the Series B Preferred Stock, the Company concluded that the host instrument is equity-like. The Company further concluded that certain embedded features were not clearly and closely related to that equity-like host and therefore required bifurcation. These bifurcated features include: (i) the contingent increase in the dividend rate, and (ii) embedded redemption features, which include certain terms labeled in the governing documents as “conversion features” but functioning economically in a manner akin to share-settled redemption features, as well as the redemption features described in Note 15: Warrants, Mezzanine Preferred Stock and Mezzanine Equity. These features were bifurcated and accounted for together as a single compound derivative liability (the “Bifurcated Derivatives”).
The fair value of the Bifurcated Derivatives at issuance was determined using a Monte Carlo simulation model applying a “with and without” valuation method. Under this approach, the Company estimated the fair value of the Series B Preferred Stock including the Bifurcated Derivatives (the “with” scenario) and compared it to the fair value of an otherwise similar instrument excluding those features (the “without” scenario). The difference between these two scenarios represented the fair value of the Bifurcated Derivatives. The Monte Carlo simulation utilized Geometric Brownian Motion to model the Company’s common stock price on a daily basis over the expected term of approximately 5.28 years and incorporated 100,000 simulation trials. The March 20, 2026 issuance-date fair value of the Bifurcated Derivatives was $2,260,000.
The “with” scenario at March 20, 2026 produced an estimated per share fair value of the Series B Preferred Stock of approximately $2,002 resulting in an aggregate fair value of approximately $11,210,000 for the Series B Preferred Stock. The corresponding “without” scenario produced an estimated per share fair value of the Series B Preferred Stock of approximately $1,598, resulting in aggregate fair values of approximately $8,950,000 for the Series B Preferred Stock. The approximate $2,260,000 difference between the “with” and “without” scenarios was recorded as the initial fair value of the Bifurcated Derivatives. The Company subsequently remeasured the bifurcated Derivatives at March 31, 2026 using a consistent valuation methodology, resulting in a fair value of $2,420,000. The increase in fair value during the period was primarily due to changes in the Company’s common stock price and the resulting effect on the expected economic outcomes of the bifurcated features.
Because the valuation relies on significant unobservable inputs and simulation-based techniques, the bifurcated derivative liability is classified as a Level 3 fair value measurement.
Note 13: Segment Reporting
The Company reports information about operating segments in accordance with ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. Circle8 and Lyneer each provide similar staffing/consulting services and use similar service delivery processes. However, Circle8 focuses on the European market, providing workplace solutions to enterprises, technology companies, financial institutions, and public-sector organizations, while Lyneer focuses on accounting, finance, customer service, hospitality, professional and medical, and light industrial staffing placement in the U.S. market.
In the U.S., revenue is derived from hourly fees charged from the placement of “light industrial” temporary staffing and placement fees earned from the placement of professional permanent employees at its customers. Revenues are accounted for and tracked by each branch location by temporary or permanent placement. The direct costs are not reported by temporary or permanent placement, but rather reported together. Direct costs, primarily payroll and payroll -related costs are included in cost of goods sold. Each branch’s operating expenses are not separated into temporary or permanent placement costs, but are reported in total at the branch level. So ultimately the segment manager does not review discrete financial information summarized by temporary or permanent placement, but rather total by operating branch.
Circle8 is comprised of multiple entities in various European countries, and each country operation (e.g. staffing company brand) is its own business unit and has its own business activities, managing director, and subsidiaries with discrete financial information. Accordingly, each business unit/country operation represents a component under ASC 280. The managing directors are all accountable to the Circle8 segment manager.
Therefore, the Company has two reportable segments, Domestic and International, which are in the business of providing commercial staffing solutions.
The accounting policies of the two reportable segments are the same as those described in Note 3: Summary of Significant Accounting Policies.
The Company’s CEO is the Chief Operating Decision Maker (“CODM”) and reviews financial information presented at the Lyneer/U.S. and Circle8/European level for purposes of making operating decisions, allocating resources, and evaluating financial performance. While business unit/country level financial information is available, the CODM holds the segment manager accountable for the operating results of Circle8 consolidated and relies on them to appropriately manage performance of their segment and related business units. The CODM also evaluates performance at the U.S and European level because that is the level investors focus on, with particular focus on revenues, profitability, growth trends, headwinds and other key trends.

The CODM uses net income/(loss) to evaluate income/(loss) generated from segment assets (return on assets) in deciding whether to reinvest profits into the current business segment or into other parts of the entity or parent, such as for acquisitions or other public costs such as investor relations and marketing and does not evaluate operating segments using asset or liability information.
The Company does not have intra-entity sales. Transfers between the segments were immaterial for the three months ended March 31, 2026.
Segment information for the three months ended March 31, 2026 consisted of the following:

	Three Months Ended March 31, 2026
	Domestic	International
Service revenue, net	$104,638,852	$145,248,041
Cost of revenue	93,522,194	134,938,646
Gross profit	11,116,658	10,309,395
Selling, general and administrative	23,028,095	8,969,658
Depreciation and amortization	1,228,502	3,103,592
Loss from operations	(13,139,939)	(1,763,855)
Gain on debt extinguishment	(233,022)	—
Interest expense	2,527,398	1,027,272
Other expenses, gains and losses	10,253,736	2,283,127
Net loss before provision for income taxes	(25,688,051)	(5,074,254)
Income tax benefit	7,923	65,258
Net loss	$(25,680,128)	$(5,008,996)
The Company had one reportable segment as of March 31, 2025 and segment information for the three months ended March 31, 2025 consisted of the following:

Three Months Ended March 31, 2025
Domestic
Service revenue, net	$102,808,807
Cost of revenue:	91,622,685
Gross profit	11,186,122
Selling, general and administrative	19,399,479
Depreciation and amortization	1,236,389
Loss from operations	(9,449,746)
Interest expense	1,284,822
Net loss before provision for income taxes	(10,734,568)
Income tax expense	(9,617)
Net loss	$(10,744,185)
Note 14: Concentrations of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
Cash in Excess of FDIC Insured Limits
The Company places its cash and cash equivalents with financial institutions which it believes are of high creditworthiness. The Company has bank accounts in the United States as well as countries in Europe in which it operates. The Company’s Deposits in the United States are with banks insured by the United States Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures deposits at member banks up to $250,000 per depositor. The Company also holds a portion of its cash and cash equivalents in accounts with foreign financial institutions that are not federally insured. The Company’s cash balances with US banks in excess of FDIC insured limits amounted to $332,811 and $0 as of March 31, 2026 and December 31, 2025, respectively.
The Company has not experienced any losses with regard to its bank accounts and believes it does not pose a significant credit risk to the Company.
Other Concentrations
As of March 31, 2026 and December 31, 2025, the Company has a deposit related to workers’ compensation insurance in the amount of $8,000,000 with a professional employer organization (“PEO”). The PEO is the employer of record for substantially all of the Company’s engagement professionals, and as such certain costs of revenue are paid to the PEO and subsequently distributed to Company engagement professionals. See Note 20: Subsequent Events for information concerning a notice of default sent by the PEO.
Note 15: Warrants, Mezzanine Preferred Stock and Mezzanine Equity
Series B 5% Convertible Preferred Stock and Preferred Stock Purchase Warrant
On March 20, 2026, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences, Rights and Limitations of Series B 5% Convertible Preferred Stock (the “Certificate of Designations”) to its Amended and Restated Articles of Incorporation. The Company has authorized 20,000,000 shares of preferred stock, none of which was issued or outstanding prior to the filing of the Certificate of Designations. The Certificate of Designations authorized the issuance of up to 15,000 shares of Series B 5% Convertible Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”). The Certificate of Designations establishes and sets forth the designations, preferences, powers and rights, and limitations of the Series B Preferred Stock.
Concurrent with the filing of the Certificate of Designations, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”), whereby it agreed to sell to the Purchaser (the “Offering”) (i) 5,600 shares of the newly established Series B Preferred Stock, which has a stated value of $1,070 per share (the “Stated Value”) for a purchase price of $1,000 per share, and warrants (the “Preferred Stock Purchase Warrants”) to purchase up to 5,600 shares of Series B Preferred Stock at an exercise price of $1,000 per share, subject to adjustment (the “Warrant Shares”).
The Offering was completed on March 20, 2026 (the “Series B Preferred Stock Closing Date”). The cash proceeds from the Offering were $5,565,000, which is net of a deduction of $35,000 to compensate the holder for the incurrence of transaction expenses.
The Series B Preferred Stock ranks senior to the Company’s Common Stock with respect to dividend payments, redemption rights, distributions and payments upon the liquidation, dissolution and winding up of the Company. Each share of Series B Preferred Stock entitles the holder to dividends initially equal to 5.0% of the stock’s Stated Value, per annum payable quarterly in cash or shares of Series B Preferred Stock, at the option of the Company. The dividends are cumulative and as of March 31, 2026, the Company has accrued $9,986 of dividends payable to Series B Preferred Shareholders for the period from Series B Preferred Share Closing Date through March 31, 2026.
If the closing value of the Company’s Common Stock is less than an established Floor Price (initially set at $2.25 per share) then in effect, for five consecutive days, the dividend rate increases to 18.0% of the Stated Value of the Series B Preferred Stock per annum. The Floor Price is subject to adjustment on the 40th business day after the Series B Preferred Share Closing Date (the “Floor Reset Date”). The adjusted Floor Price will be equal to 65% of the lowest closing price of the Common Stock during the 15 trading days immediately preceding the Floor Reset Date but in no case will the adjustment increase the Floor Price. Subsequent to March 31, 2026, but before these condensed consolidated financial statements were filed, the Company’s Common Stock closed below the Floor Price for five consecutive days.
The Series B Preferred Stock may be converted into such number of shares of Common Stock as is equal to the Stated Value of the Series B Preferred Stock divided by the applicable Market Conversion Price (defined below). The Conversion Price is initially equal to $4.38 (the “Initial Conversion Price”), which was the Closing Price of the Common Stock at the opening of trading on the Series B Preferred Share Closing Date, unless during the first 30 calendar days following the Series B Preferred Share Closing Date (the "Initial Conversion Price Period") the lowest Closing Price of the Common Stock falls below 85% of the Initial Conversion Price, in which case the conversion will be at the Market Conversion Price. During the Initial Conversion Price Period, the Market Conversion Price will equal the average of the three lowest closing prices of the Common Stock during the ten trading days immediately preceding the applicable conversion date. After the Initial Conversion Price Period, the Market Conversion Price will be the lesser of: (i) 90% of the average of the three lowest closing prices of the Common Stock during the ten trading days immediately preceding the applicable conversion date and (ii) 110% of the Closing Price on the Series B Preferred Stock Closing Date. In no case will the applicable Market Conversion Price be less than the Floor Price then in effect. In the event that the Company issues Common Stock at price lower than the conversion price that would otherwise be in effect for the Series B Preferred Stock or issues securities other than certain exempted transactions that may be converted into or exercised to acquire the Company’s Common Stock that have a conversion price or an exercise price lower than the conversion price that would otherwise be in effect for the Series B Preferred Stock the conversion price of the Services B Preferred Stock will decrease to the aforementioned sale, conversion, or exercise price as applicable. No conversion shall be effective if, after conversion and giving consideration to attribution parties of the holder, the holder will have a beneficial ownership interest in the Company exceeding 9.99% of the number of shares of Common Stock outstanding immediately after the conversion.
At March 31, 2026, the aggregate outstanding shares of Series B Preferred Stock were convertible into 1,368,036 shares of the Company’s Common Stock.
The Company may, at any time commencing on the thirtieth business day after the Series B Preferred Stock Closing Date, at its sole option, redeem some or all of the Series B Preferred Stock then outstanding, at a redemption price equal to the sum of (i) 110% of the aggregate Stated Value of the outstanding Series B Preferred Stock, (ii) accrued but unpaid dividends, and (iii) all liquidated damages and other amounts due in respect to the Series B Preferred Stock (the “Optional Redemption Amount”), upon a prior written notice to the holder given at least thirty (30) days before such redemption (the “Optional Redemption Notice”). The holder shall continue to have the right to convert the Series B Preferred Stock at the Conversion Price then in effect after receipt of an Optional Redemption Notice and prior to the payment of the Optional Redemption Amount. If the Company fails to meet certain requirements specified in the Certificate of Designations at any time between delivery of the Optional Redemption Notice and payment of the Optional Redemption Amount, the holder can nullify the redemption by giving three days’ notice.
Upon the occurrence of a “Triggering Event” as defined in the Certificate of Designations which includes failure to maintain or provide effective registration statements for issuable shares, failure to maintain an adequate reserve Common Stock shares to satisfy conversions, violation of negative covenants contained in the Certificate of Designations, redemption of more than a de minimis number of securities junior to the Series B Preferred Stock, becoming party to a “Fundamental Transaction” (as defined in the Certificate of Designations and discussed in more detail below) or a change of control transaction, bankruptcy, a monetary judgment against the Company or any subsidiary in excess of $500,000 that is unvacated, unbonded, or unstayed for a period of 60 calendar days, or a payables litigation that is unvacated, unbonded or unstayed for a period of 45 days, the holders of the Series B Preferred Stock will have the option to require the Company to redeem all of the Series B Preferred Stock held by the holder (the “Triggering Event Redemption”). The Triggering Event Redemption shall be paid in cash at a price equal to the sum of (a) the greater of (i) 120% of the aggregate Stated Value then outstanding and (ii) the product of (y) the “Volume Weighted-Average Price” (as defined in the Certificate of Designations) on the trading day immediately preceding the date of the Triggering Event and (z) the Stated Value divided by the then Conversion Price, (b) all accrued but unpaid dividends thereon and (c) all liquidated damages and other amounts due in respect of the Series B Preferred Stock (the “Triggering Redemption Amount”). Upon the occurrence of a Triggering Event, the Floor Price shall also be reset to equal the lesser of (i) the Floor Price then in effect and (ii) 20% of the Closing Price on the Series B Preferred Stock Closing Date. In addition to the foregoing, upon the occurrence of a Triggering Event, the Company shall pay each holder of Series B Preferred Stock an amount in cash equal to $100,000 as liquidated damages. The Company is contractually obligated to pay the Triggering Redemption Amount in cash within five trading days of receiving a put notice.
If the average daily closing price of the Company’s Common Stock during the six calendar months immediately following the Series B Preferred Stock Closing Date is less than the Floor Price then in effect at the end of such period (the “Put Trigger”), then each holder shall have the right, exercisable at any time within 30 trading days following the end of such six calendar month period, to require the Company to redeem up to 50% of such holders then outstanding shares of Series B Preferred Stock. The redemption shall be at a price equal to the Triggering Redemption Amount (the “Holder Put Right”).
Upon the consummation of a Fundamental Transaction by the Company, which includes a merger, sale of all or substantially all the assets of the Company, recapitalization, reorganization, or the sale by the Company of shares resulting in more than 50% ownership by a person or group, the holders of the Series B Preferred Stock shall have the right to convert their shares into the shares of common stock of the successor or acquiring corporation or shares of common stock of the Company, if it is the surviving entity, and receive any additional consideration receivable as a result of such Fundamental Transaction by a holder of shares of Common Stock

Upon any issuance by the Company or any of its subsidiaries of Common Stock, Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (the “Subsequent Financing”), the Purchaser shall have the right to participate in up to 25% of the aggregate amount of such Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing, during a period of 24 months after the Series B Preferred Share Closing Date.
The Series B Preferred Stock is not considered mandatorily redeemable, however the Series B Preferred Stock is redeemable upon events not solely in control of the Company. Accordingly, the Company determined that mezzanine treatment is appropriate for the Series B Preferred Stock and has presented it as such in the condensed consolidated balance sheets and condensed consolidated statements of changes in mezzanine equity and stockholders’ deficit.

The Company concluded that the holder redemption features within the Series B Preferred Stock met all requirements for bifurcation and accordingly the Company separately recognized a liability embodying the estimated fair value of these features (the “Bifurcated Derivatives”) upon the issuance of Series B Preferred Stock. Refer to Note 12: Fair Value Measurements for additional information regarding the valuation of the Bifurcated Derivatives.
The Preferred Stock Purchase Warrant was issued as part of the Offering initially accounted for as a liability by the Company and accordingly are required to be measured initially and subsequently at fair value with changes thereto recorded within net income. The Company valued the Preferred Stock Purchase Warrant initially at fair value upon issuance using a Black-Sholes model (see Note 12: Fair Value Measurements for additional information). The Company concluded that fair value of the Preferred Stock Purchase Warrant on the Series B Closing Date was $5,970,000 which exceeded the gross proceeds received. Accordingly, the Company determined that the appropriate accounting for the Offering was to value all instruments issued to the Purchaser at fair value and record the excess of this fair value over the proceeds received as a loss within net income. The Company concluded that the aggregate fair value of the Series B Preferred Stock issued amounted to $11,208,736 and accordingly recognized a loss upon the consummation of the Offering as follows:

Series B Preferred Stock, fair value (inclusive of Bifurcated Derivatives)	$11,208,736
Preferred Stock Purchase Warrant, fair value	5,970,000
Less: Proceeds received	5,565,000
Loss on issuance	$(11,613,736)
The Company determined certain features embedded in the Series B in the Series B Preferred Stock met the requirements to be separately accounted for as derivative instruments. These features have been accounted for as a single compound derivative and had a fair value on March 20, 2026 of $2,260,000, the residual Series B Preferred Stock host had a fair value of $8,948,736 (the “Initial Host Amount”). At issuance, the Company recognized the Series B Preferred Stock at the Initial Host Amount. See Note 12: Fair Value Measurements for additional information about the valuation of the Series B Preferred Stock and the Bifurcated Derivatives.
The Preferred Stock Purchase Warrant is exercisable at any time on or after March 20, 2026 and expires on February 20, 2027, subject to extension under certain circumstances. The Preferred Stock Purchase Warrant is a freestanding instrument. The Company determined that the Preferred Stock Purchase Warrant did not satisfy the conditions to be accounted for as an equity instrument and, accordingly, classified the warrant as a liability upon issuance. Refer to Note 12: Fair Value Measurements for additional information regarding the valuation of the Preferred Stock Purchase Warrant liability. At March 31, 2026 the aggregate outstanding Preferred Stock Purchase Warrant was convertible into 5,600 shares of Series B Preferred Stock. If the Preferred Stock Purchase Warrant was exercised on March 31, 2026 the 5,600 shares of Series B Preferred Stock received upon exercise would be convertible into 1,368,036 shares of the Company’s Common Stock.
Circle8 Benelux Warrants
As a result of the Circle8 Acquisition, the Company assumed a warrant (the “Circle8 Benelux Warrant”) that had been previously issued by Circle8 Benelux B.V. (“Circle8 Benelux”). Upon the consummation of the Circle8 Acquisition, Circle8 Benelux became a consolidated subsidiary of the Company. The Circle8 Benelux Warrant expires on April 1, 2027. The Circle8 Benelux Warrant enables the holder to acquire a 9.8% equity interest in Circle8 Benelux for an aggregate exercise price of €784,000 (approximately $906,000 at March 31, 2026). The holder of the Circle8 Benelux Warrant may also elect to cash-settle the warrant during the final year during which it is outstanding, for an amount that is equal to 9.8% of the product of eight times the prior year EBITDA of Circle8 Benelux, less downward adjustments for certain debt-like items. The Circle8 Benelux Warrant has been recorded in “warrant liabilities, non-current” on the accompanying condensed consolidated balance sheet. The Circle8 Benelux Warrant was provisionally measured on the Circle8 Acquisition Date based on Circle8’s carrying value thereon, and revalued at March 31, 2026. Refer to Note 12: Fair Value Measurements for additional information regarding the valuation of the Circle8 Benelux Warrants.
Redeemable NCI
20% of the outstanding equity in the Company’s subsidiary, Circle8 Consulting, is owned by a third party (the “Redeemable NCI Holder”). The Redeemable NCI consists of 5,000 common shares of Circle8 Consulting. Under the terms of the shareholders’ agreement the Redeemable NCI Holder holds an option to put the Redeemable NCI to the Company for cash at any time after November 1, 2026 (the “NCI Put Option”). The amount of cash to be received by the Redeemable NCI Holder upon the exercise of the NCI Put Option is determined using a contractually defined option base amount derived from Circle8 Consulting’s consolidated EBITDA for 2025, multiplied by a contractual EBITDA multiple, and then multiplied by the percentage of Circle8 Consulting’s registered share capital represented by the Redeemable NCI (the “Redeemable NCI Put Price”). The Company also has the option to acquire the Redeemable NCI from the Redeemable NCI Holder upon the occurrence of certain specified events relating to changes to the composition of upper management of Circle8 Consulting (the “Redeemable NCI Call Option”). The exercise price of the Redeemable NCI Call Option is calculated in the same manner as the Redeemable NCI Put Price, except that it is calculated using the EBITDA figure most recently completed year preceding the exercise of the NCI Call Option.
The Company has elected to accrete the Redeemable NCI to the Redeemable NCI Put Price which is the full redeemable amount of $3,388,143 during the period ended March 31, 2026. Accretion of $2,142,883, was accounted for as a reduction of paid-in capital and an increase of the carrying value of the Redeemable NCI during the quarter ended March 31, 2026.
Refer to Note 2: Merger and Acquisition for further information about the Redeemable NCI.
Note 16: Related Party Transactions
Transactions with Lyneer Management Holdings
LMH was a noncontrolling member of the Company with a 10% ownership interest at December 31, 2023. Two of Lyneer’s officers, specifically its CEO and CFO, each owned 44.5% of LMH, respectively.
On November 15, 2022, Lyneer and IDC as co-borrowers issued Year 1 Earnout Notes to LMH with a total balance of $5,127,218. The balance of the Year 1 Earnout Notes payable was $0 as of both March 31, 2026 and December 31, 2025. On January 16, 2024, Lyneer and IDC as co-borrowers issued Year 2 Earnout Notes to LMH with a total balance of $2,013,041. The balance of the Year 2 Earnout Notes payable to LMH was $0 as of both March 31, 2026 and December 31, 2025. On the date of the Merger, the Company derecognized this debt. Refer to Note 8: Debt for additional information.
Interest expense incurred on the Earnout Notes to LMH totaled $0 for both the three months ended March 31, 2026 and 2025.
Transactions with IDC
The Company and IDC were co-borrowers and were jointly and severally liable for principal and interest payments under the BMO Revolver, the Term Loan related to the BMO Revolver, the Term Note, the Seller Notes and the Earnout Notes.
As a result of the Merger, the Company was required to file short-term income tax returns for the periods of January 1, 2024 to June 18, 2024 and June 19, 2024 to December 31, 2024. For the first short-period, Lyneer and IDC filed consolidated income tax returns in certain states. In connection with this arrangement the Company has recorded a liability payable to IDC for taxes payable by IDC which represented taxes attributable to the Company’s operations included on consolidated state and local income tax returns filed by IDC. These amounts were determined by calculating the Company’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $548,432 as of both March 31, 2026 and December 31, 2025, and are included in “other assets”, on the accompanying condensed consolidated balance sheets. For the second short-period ended December 31, 2024, Lyneer has filed consolidated income tax returns with Atlantic International Corp.
Total amounts receivable from IDC, amounted to $2,692,867 as of March 31, 2026 and is included in “other assets”, on the accompanying condensed consolidated balance sheets. This consists of $500,000 related to the expenses paid by Lyneer for the balance remaining on the BMO Revolver rolled into the current Revolver, $2,741,299 related to expenses incurred by IDC and paid by the Company and $548,432 payable to IDC for taxes payable. Total amounts receivable from IDC, amounted to $1,369,833 as of December 31, 2025, and is included in “other assets”, on the accompanying condensed consolidated balance sheets. This consists of $500,000 related to the expenses paid by Lyneer for the balance remaining on the BMO Revolver rolled into the current Revolver, $1,418,265 related to expenses incurred by IDC and paid by the Company and $548,432 payable to IDC for taxes payable. There are no formalized repayment terms.
Pursuant to the Amended and Restated Convertible Promissory Note, any amounts paid to BMO will be in satisfaction of this Note. The Company offset the December 31, 2025 balance related to the IDC receivable that was remaining on the BMO Revolver and rolled into the current Revolver as allowed per the Amended and Restated Convertible Promissory Note. See Note 8: Debt for the Company’s gross and net offsetting liability amounts. Below is presented the calculation of the net amount of the receivable from IDC as of December 31, 2025 included in “other assets” on the accompanying consolidated balance sheets.

	Gross Amount	Amount Offset	Net Receivable from IDC included in “Other assets” on Consolidating Balance Sheet
Receivable from IDC included in “Other assets”	$7,426,218	$(6,056,385)	$1,369,833
On June 18, 2024, the Company entered into a $35,000,000 Merger Note with IDC. See Note 8: Debt for further information. Additionally, IDC was issued 25,423,729 shares of the Company’s common stock at a market value of $2.36 per share, or $60,000,000 in the aggregate.
On April 28, 2025, IDC was no longer considered a related party according to ASC Topic 850 — Related-party Disclosures.
Transactions with SPP Credit Advisors, LLC (“SPP”)
SPP is a related party due to being a beneficial owner of more than 5% of the Company’s Common Stock. On June 18, 2024, the Company entered into a Credit Agreement with SPP in the principal amount of $1,950,000 at an interest rate of 5% per annum. See Note 8: Debt for further information.
Transactions with Axiom and Related Entities
The Axiom Consulting Agreement and Axiom Netherlands Consulting Agreement stipulate that Axiom and Axiom Netherlands, respectively, will provide ongoing services consisting of advisory, management, strategic, operational and transaction support services to Circle8. The Axiom Consulting Agreements have an initial term of one year, and thereafter automatically renew for successive periods of one year, unless terminated by either party giving at least 3 months prior written notice. Pursuant to the Axiom Netherlands Consulting Agreement, the Company is required to pay Axiom Netherlands €2,400,000 (approximately $2,759,000 as of March 31, 2026) annually, with four equal payments invoiced in advance on a quarterly basis and payable within 30 days of the invoice date. Pursuant to the Axiom Consulting Agreement, the Company is required to pay Axiom €1,200,000 (approximately $1,379,000 as of March 31, 2026) annually, with four equal payments invoiced in advance on a quarterly basis and payable within 30 days of the invoice date. The Company recognized $693,879 as expense under the Axiom Consulting Agreements during the quarter ended March 31, 2026 and this amount is included in “selling, general and administrative” in the accompanying unaudited condensed consolidated statement of operations.
The Company additionally incurred $33,962 related to independent contractors placed by Axiom during the quarter ended March 31, 2026 and are included in “selling, general and administrative” in the accompanying unaudited condensed consolidated statement of operations.
Note 17: Stock-Based Compensation
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

On July 22, 2024, the Company filed a registration statement on Form S-8 to register up to 15% (initially 7,309,322 shares) of the number of shares of common stock, par value $0.00001, to be outstanding immediately following consummation of the Initial Capital Raise following the Merger issuable pursuant to outstanding unvested or unexercised stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, and other stock or cash based awards (collectively, “Awards”) granted under the Company’s 2023 Incentive Plan which became effective upon the consummation and completion of the Merger.
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
Restricted Stock Units
The Company has granted 1,170,510 RSUs to employees, which are fully vested, and 1,000,000 RSUs to non-employees, which are fully vested, during the three months ended March 31, 2026. As of March 31, 2026, the Company had 0 unvested RSUs.
The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Shares Outstanding	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2025	6,754,124	$4.91
Granted	2,170,510	$1.59
Vested	(8,924,634)	$4.10
Unvested at March 31, 2026	—	$—
The vesting date fair value of RSUs that vested during the three months ended March 31, 2026 and 2025 was $4.10 and $2.36, respectively. 8,924,634 and 120,969 shares vested during the three months ended March 31, 2026 and 2025, respectively. The weighted-average grant date fair value per share of awards granted during the three months ended March 31, 2026 and 2025 was $1.59 and $5.91, respectively. As of March 31, 2026, there was $0 of unrecognized stock-based compensation related to RSUs outstanding.
Stock Options
Stock options to purchase the Company’s common stock are granted to employees and directors, upon approval by the Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in four years, in equal installments beginning one year from the date of grant, and generally expire five years from the date of grant. The fair value of the Company’s stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The company has granted 1,625,000 stock options to employees during the three months ended March 31, 2026. The weighted-average grant date fair value of the stock options granted during the three months ended March 31, 2026 and 2025 was $1.69 and $0.00, respectively.

The following table summarizes the Company’s stock option activity:

	Stock Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,000,000	$2.67	$—
Granted	1,625,000	$1.85
Forfeited	(1,100,000)	$2.25
Outstanding at March 31, 2026	1,525,000	$1.82	$3,165,978

Exercisable at March 31, 2026	—	$—	$—
Vested or expected to vest at March 31, 2026	1,525,000	$1.82	$3,165,978
As of March 31, 2026, there was $1,928,847 of unrecognized stock-based compensation related to stock options outstanding and the average remaining contractual life on outstanding options was 2.48 years.
Stock-based compensation expense is included in “selling, general and administrative” on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss was:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense	$3,830,985	$6,039,973
Shares retained to fund withholding taxes and the value of shares retained to fund withholding taxes were as follows:

	Three Months Ended March 31,
	2026	2025
Shares retained to fund withholding taxes	2,026,237	—
Value of shares retained to fund withholding taxes	$2,694,895	$—
Common Stock Issuances for Services Performed
During the three months ended March 31, 2025, the Company issued 65,148 shares of the Company’s common stock outside of the Incentive Plan for prior services performed at an issuance stock price range of $4.64 - $5.85.
Note 18: Income Taxes
For the three months ended March 31, 2026 and 2025, the Company recorded an income tax expense (benefit) of $73,181 and $9,617 for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 was 0.2% and 0.1%, respectively. The effective tax rate for the three months ended March 31, 2026 differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our U.S. net deferred tax assets, along with certain foreign deferred tax assets, as well as foreign rate differential on foreign jurisdictions for which we do not maintain a valuation allowance. The change in effective tax rate between the periods was primarily due to the tax benefit associated with foreign jurisdictions where we do not maintain a valuation allowance.
The application of purchase accounting resulted in a provisional recognition as of January 23, 2026 of $33,266,355 of deferred tax liabilities, net related to book-to-tax temporary differences for recognized intangible assets. As of March 31, 2026, the deferred tax asset was $381,266 and the deferred tax liability of $32,215,449.
As of March 31, 2026, the Company maintained a valuation allowance against all of its U.S. deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.
Note 19: Earnings per Share
Basic net loss per share is computed by dividing net loss attributable to Atlantic common stockholders by the weighted-average number of Atlantic common shares outstanding during the period.
Series B Preferred Stock is a participating security for purposes of ASC 260. The Company applies the two-class method in computing earnings per share. Because the Series B Preferred Stock does not participate in losses or negative undistributed earnings beyond its earned dividend for the period, no residual net loss was allocated to the Series B Preferred Stock for the three months ended March 31, 2026. For purposes of determining diluted earnings per share, the Company evaluates the Series B Preferred Stock under both the two-class method and the if-converted method and reports the more dilutive result, if any. Preferred stock dividends reduce income available to common stockholders in basic EPS, and when there is a net loss, the preferred dividend increases the loss attributable to common stockholders.
On January 23, 2026, in connection with the Circle8 Acquisition, the Company recognized a redeemable NCI representing the common stock of Circle8 Consulting held by the noncontrolling holder. The Company elected to treat the full change in redemption value of that redeemable NCI as a deemed dividend for earnings per share purposes. Because the redeemable NCI is in the form of common stock redeemable at an amount other than fair value, the periodic accretion affects the EPS numerator. Consistent with the Company’s policy election, the $2,142,883 accretion recorded during the three months ended March 31, 2026 was treated as a reduction of income available to Atlantic common stockholders. Because the Company had an accumulated deficit as of March 31, 2026, the accretion was recorded as a reduction of additional paid-in capital rather than retained earnings. The redeemable NCI represents common stock of Circle8 Consulting, not Atlantic common stock, and therefore does not increase the denominator of Atlantic’s basic or diluted earnings per share.
For the three months ended March 31, 2026, net loss attributable to Atlantic common stockholders for basic and diluted earnings per share was further reduced by the earned and payable Series B Preferred Stock dividend of $9,986. ASC 260 requires the Company to start from income (loss) attributable to the parent after allocation to NCI and then deduct preferred dividends and other dividend-like adjustments in arriving at income (loss) available to common stockholders.
Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue Atlantic common stock were exercised, converted, or settled in shares. For the three months ended March 31, 2026 and 2025, the Company reported net losses and, accordingly, all potential common shares were antidilutive and excluded from diluted earnings per share. As a result, diluted net loss per share equals basic net loss per share for each period presented
The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to Atlantic	$(30,746,125)	$(10,744,185)
Less: Series B Preferred Stock dividend	(9,986)	—
Less: Deemed dividend from accretion of redeemable NCI	(2,142,883)	—
Net loss available to Atlantic common stockholders	$(32,898,994)	$(10,744,185)
Denominator:
Weighted-average Atlantic common shares outstanding, basic and diluted	74,007,596	53,975,575
Net loss per share, basic and diluted	$(0.44)	$(0.20)
Excluded anti-dilutive shares	77,646,148	5,008,268
The Company used the following methods in evaluating potential common shares for diluted earnings per share:
•Stock options and RSUs — treasury stock method. 1,525,000 shares related to stock options and 322,580 shares related to RSUs were anti-dilutive for the three months ended March 31, 2026.

•Series B Preferred Stock — two-class method for basic earnings per share because the instrument is a participating security, and the if-converted method for diluted earnings per share, with the more dilutive result reported when applicable. 1,368,036 shares were anti-dilutive for the three months ended March 31, 2026.
•Convertible Note — if-converted method, subject to the satisfaction of any conversion contingencies. Because the Convertible Note was contingently exercisable as of March 31, 2026, the Company evaluated the instrument under the applicable contingently convertible/contingently issuable share guidance. 53,291,744 shares were anti-dilutive for the three months ended March 31, 2026.
•Share Settled Earnout arrangement — contingently issuable share guidance. The Company evaluates the arrangement based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. Because the arrangement was contingently issuable as of March 31, 2026, it was excluded from diluted earnings per share. 9,552,348 shares were anti-dilutive for the three months ended March 31, 2026.
•Share Settled Payable outstanding indebtedness — If-converted method. 728,694 shares were anti-dilutive for the three months ended March 31, 2026.
•Preferred Stock Purchase Warrants — treasury stock method. 1,368,036 shares were anti-dilutive for the three months ended March 31, 2026.
•Merger Note — if-converted method, subject to the satisfaction of any conversion contingencies. Because the Convertible Note was contingently exercisable as of March 31, 2026, the Company evaluated the instrument under the applicable contingently convertible/contingently issuable share guidance. 9,489,710 shares were anti-dilutive for the three months ended March 31, 2026.
•Circle8 Benelux Warrant — not included in Atlantic’s denominator as settlement is not in the Company’s common stock.
Note 20: Subsequent Events
The Company has evaluated subsequent events through June 19, 2026, as detailed below.
Conversion of Series B Preferred Stock
As of the date of this filing, 3,600 shares of Series B Preferred Stock were converted into 1,621,129 shares of Common Stock at a conversion price range of $0.8255 - $3.09 per share.
SLR Business Credit Notice of Default
On April 17, 2026, SLR notified Lyneer Staffing Solutions, LLC (“Lyneer”) of certain Events of Default as a result of (a) the occurrence of Events of Default described in the below-described letter from SPP to Atlantic dated March 30, 2026, and (b) Lyneer making certain payments to or for the benefit of Atlantic.
Preferred Stock Dividend Rate Adjustment
As set forth in the Certificate of Designations, if for any five consecutive Trading Days, the closing price of the Company’s Common Stock is less than the Floor Price in effect at the time, the dividend rate, calculated as a percentage of the Series B Preferred Stock’s Stated Value will increase from 5% per annum to 18% per annum. On April 21, 2026, the dividend rate increased to 18% per annum as the necessary requirements to trigger this increase were met.
Refinancing of Factoring Agreements
On April 29, 2026, the Company entered into a new factoring agreement which refinanced the then outstanding balances of its October 2025 factoring agreements into a new factoring agreement, resulting in cash proceeds of $1,039,500 to the Company, net of $32,944 in origination fees. On the same date, the Company also entered into an additional factoring agreement. The two new agreements allow for the factoring of $4,118,011 of receivables. The weekly payments are $80,905 and the imputed interest rate ranges from 47.10% - 45.67%. These agreements were made without recourse and also allow for a discounted repurchase price if the Company pays the cash proceeds back early.
SPP Litigation Updates
Atlantic Corp, Lyneer Investments LLC, Lyneer Holdings, Inc. and Lyneer Staffing Solutions v. SPP Credit SPP Credit Advisors LLC.

As previously reported in our Form 10-K for the year ended December 31, 2025, on April 2, 2026, Atlantic and Lyneer commenced a lawsuit in the Supreme Court of the State of New York, Count of New York (Civil Index No. 154264/2026) against SPP. At the same time, Atlantic was seeking a preliminary injunction with an Order to Show Cause and Temporary Restraining Order. Atlantic was seeking a preliminary injunction enjoining SPP from continuing to proceed as if the outstanding indebtedness owed under the loan at issue had not been satisfied.
On April 29, 2026, the Court denied Atlantic’s request for relief and set a trial date on the preliminary injunction for June 23, 2026. The parties are currently in settlement discussions.
SPP Credit Advisors LLC and Rick Arrowsmith v. Atlantic International Corp et al. In the Court of Chancery of The State of Delaware (Case No. 2026-0448-JTL)
As previously reported in our Form 10-K for December 31, 2025, on April 2, 2026, Rick Arrowsmith, on behalf of SPP, and in response to the Company’s and its Lyneer Subsidiaries’ commencement on the same day of a lawsuit against SPP, commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company, its’ officers and former officers, based on the unfounded alleged events of default, the plaintiff, appointed by SPP to take managerial control of the Lyneer subsidiaries. The plaintiff is seeking declaratory relief that he was able to remove all officers of the Company and is entitled to declaratory, preliminary and permanent injunctive relief to take control of the Company.
On April 27, 2026, the Court entered a Status Quo Order (the “Order”). The Order controls the governance and management of the Lyneer Subsidiaries pending (a) a final disposition of the matter, or (b) an order that expressly modifies or supersedes the Order. The Order requires Lyneer to operate in the ordinary course of business (as defined) and to provide Mr. Arrowsmith with certain current financial statements as reasonably requested.
SPP Lyneer Term Note Default Notice
On March 30, 2026, SPP notified Atlantic and Lyneer that certain events of default have occurred and are continuing under the Financing Agreement. SPP asserted that the events of default related to our failure to satisfy certain financial and non-financial covenants under the Financing Agreement of the Term Note By letter dated April 30, 2026, SPP notified Atlantic and Lyneer that certain additional Events of Default had occurred, specifically as a result of (i) various Events of Default set forth in a statement from SLR to Lyneer Staffing dated April 17, 2026 (the “SLR Default”) as described below, and (ii) Certain payments made to or for the benefit of Atlantic.
SPP has attempted to exercise its pledge and has sought to try to replace the management of Lyneer. The company believes it has meritorious defense to the claims of SPP and, as described above, has commenced a lawsuit to contest SPP’s actions.
SPP Credit Agreement Default Notice
Simultaneously with the default letter under the Financing Agreement as described above, SPP notified the Company of certain events of default under (a) the Credit Agreement, dated June 18, 2024, and (b) the Pledge and Security Agreement dated as of June 18, 2024. By letter dated April 30, 2026, SPP notified Atlantic and Lyneer of certain additional Events of Default, specifically, as a result of (i) various Events of Default described in the above-described SLR Letter, (ii) various Events of Default described in the Default Notice dated March 30, 2026 from SPP to Lyneer, and (iii) permitting a subsidiary of Atlantic to make certain payments to or for the benefit of Atlantic.
The Company believes it has meritorious defenses to the claims of SPP and, as described above, has commenced a lawsuit to contest SPP’s actions.
Employers Personnel, LCC
On May 4, 2026, Employers Personnel, LLC ("EP"), the Company's professional employer organization ("PEO") provider for Lyneer, delivered a notice alleging that Lyneer was in material default under the parties' Professional Employee Services Agreement.. EP claimed the outstanding balance owed totaled approximately $37.4 million, which includes over $6.4 million in recent unpaid payroll funding advances, payroll taxes, fees and workers' compensation premiums.
Despite the alleged default, EP continued to provide payroll funding and maintain workers' compensation coverage for Lyneer's employees while the parties negotiated a resolution.

On May 4, 2026, the Company entered into a Common Stock Purchase Warrant Agreement (“CS Purchase Warrant Agreement”) with EP. The warrants are to satisfy an outstanding payable of $4.1 million. Pursuant to the agreement, EP has the option, at any time from May 15, 2026 through January 31, 2031, to elect to settle all or a portion of the repayment amount by requiring the Company to issue shares of its common stock having an aggregate value equal to the amount designated for settlement, based on the quoted closing market price of the Company's common stock on the applicable settlement date.
On May 11, 2026, EP withdrew the notice of default after the parties entered into the CS Purchase Warrant Agreement. As of the filing date, EP continues to provide payroll funding and workers' compensation coverage under the Professional Employee Services Agreement. While the notice of default was withdrawn, the agreement contains provisions that permit EP to terminate the agreement and/or discontinue payroll funding and related services upon the occurrence of certain events of default, including payment defaults. Management continues to work collaboratively with EP and currently expects the relationship to continue in the ordinary course of business.
Delisting Notice
On May 29, 2026, the Company received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”), due to the delayed filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2026 (the “Form 10-Q”) with the U.S. Securities and Exchange Commission (the “SEC”). The Rule requires Nasdaq-listed companies to timely file all required periodic financial reports with the SEC. The Company believes that the filing of the current Form-10-Q cures the rule deficiency.
Circle8 Swisslinx litigations
In May 2026, the parties reached an in-court settlement, whereby the sellers' claim of in total Fr.20,100,000 ($23,100,000 as of March 31, 2026) was reduced to Fr.10,100,000 (approximately $12,600,000 as of March 31, 2026). The parties are currently in the process of finalizing the settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion relates to Atlantic International Corp (Atlantic or the Company) and its consolidated subsidiaries and should be read together with the Company’s Unaudited Condensed Consolidated Financial Statements and accompanying notes included in Part I, Item 1.—Financial Statements of this Quarterly Report on Form 10-Q.
Overview
Atlantic, through its subsidiaries, is a worldwide strategic staffing firm. The Company was formed under the principles of honesty and integrity, and with the view of becoming the preferred outside employer of choice. Since its formation, the Company has grown from a regional operation to a worldwide staffing firm with offices and geographic reach across the United States and Europe. The Company’s domestic operations primarily places individuals in accounting and finance, administrative and clerical, information technology, legal, light industrial, and medical roles. The Company is also a leading provider of productivity consulting and workforce management solutions. With the addition of Circle8 Group (“Circle8”) on January 23, 2026, Atlantic extended its capabilities into specialized high-growth IT and technology staffing capabilities across Europe, complementing Atlantic’s domestic industrial staffing operations. Circle8 is a European IT-technology talent and consulting enablement platform that provides specialized workforce solutions to enterprises, technology companies, financial institutions, and public-sector organizations. Circle8 focuses on sourcing, deploying, and managing highly skilled professionals in information technology and related digital disciplines. Circle8 is one of the fastest-growing IT and technology staffing companies, operating across Europe through a portfolio of specialized brands. Circle8 manages over 8,500 technology professionals and specializes in software development, data analytics, cybersecurity, project management, and emerging technologies. Circle8 is founder-led and will continue to be led by Mr. Guus Franke who joined Atlantic’s Board of Directors as Executive Chairman.
Atlantic is headquartered in Englewood Cliffs, New Jersey and has more than 100 locations in the USA. Circle8 is headquartered in Amsterdam, Netherlands.
Atlantic is a high-growth outsourced services and workforce solutions company with management who have more than a 28-year operating record. Based on their knowledge of the industry, and through its mergers and acquisitions strategy, Atlantic is building a global staffing organization that redefines the way companies grow professional teams. Our mission is to leverage new technologies and business partnerships to create streamlined hiring processes that resolve the challenges of modern-day employment economics.
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
At Atlantic, management understands that finding the perfect candidate starts before the job requisition even comes in. Domestically, the Company employs the strategy of proactive recruitment to build a pipeline of pre-vetted candidates for order fulfillment. Atlantic’s client mix consists of both small- and medium-size businesses, and large national and multinational client relationships. Client relationships with small- and medium-size businesses are based on a local or regional relationship, and tend to rely less on longer-term contracts, and the competitors for this business are primarily locally owned businesses. The large national and multinational clients, on the other hand, will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to local managers. As a result, employment services firms with a large network of offices compete most effectively for this business, which generally has agreed-upon pricing or mark-up on services performed.
Internationally, the Company’s specialized workplace solutions support organizations that require specialized technology capabilities to design, build, operate, and secure digital systems and digital infrastructure. Circle8 operates through a portfolio of operating companies and brands that provide staffing, recruitment, and consulting-related services focused primarily on technology professionals. Circle8 delivers services through a range of workforce solutions, including temporary staffing, contract staffing, and payrolling services. Circle8’s clients include both private-sector enterprises and public-sector institutions that rely on specialized technology talent to support digital transformation initiatives and the ongoing operation of mission-critical IT systems. Circle8 generates the substantial majority of its revenue from the placement of technology professionals on temporary and contract assignments, where it bills clients based on hourly or daily rates for services performed.
Results of Operations
The following discussion summarizes the key factors Atlantic’s management team believes are necessary for an understanding of Atlantic’s financial statements.
Comparison of the Three Months Ended March 31, 2026 and 2025:
Certain related party and non-related party financial statement line-item amounts have been aggregated for purposes of analysis below, which is consistent with management’s evaluation of its business results.
The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
Service revenue, net	$249,886,893	$102,808,807	$147,078,086	+
Cost of revenue	228,460,840	91,622,685	136,838,155	+
Gross profit	21,426,053	11,186,122	10,239,931	91.5%
Selling, general and administrative	31,997,753	19,399,479	12,598,274	64.9%
Depreciation and amortization	4,332,094	1,236,389	3,095,705	+
Loss from operations	(14,903,794)	(9,449,746)	(5,454,048)	57.7%
Gain on debt extinguishment	(233,022)	—	(233,022)	100.0%
Interest expense	3,554,670	1,284,822	2,269,848	+
Other expenses, gains and losses	12,536,863	—	12,536,863	100.0%
Net loss before provision for income taxes	(30,762,305)	(10,734,568)	(20,027,737)	+
Income tax benefit/(expense)	73,181	(9,617)	82,798	+
Net loss	$(30,689,124)	$(10,744,185)	$(19,944,939)	+

Net loss per share, basic and diluted	$(0.44)	$(0.20)	$(0.24)	+
Weighted-average shares outstanding, basic and diluted	74,007,596	53,975,575	20,032,021	37.1%

+ -     change greater than ± 100%

Service Revenue, Net
Service revenue, net of discounts, for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
	2026	2025
Temporary placement services	$245,570,294	$101,826,339
Brokerage services	1,972,827	—
Payrolling services	938,988	—
Permanent placement and other services	1,404,784	982,468
Total service revenues, net	$249,886,893	$102,808,807
Service revenue, net was $249,886,893 and $102,808,807 for the three months ended March 31, 2026 and 2025, respectively, an increase of $147,078,086, or 143.1%. The Circle8 Acquisition accounted for $145,248,041 of the increase. The remaining $1,830,045 increase is primarily a result of the historical Company’s temporary placement services business, increasing $1,755,516 in the three months ended March 31, 2026 as compared to the same period in 2025 due to a strong sales initiative which resulted in new customers.
Cost of Revenue and Gross Profit
Gross profit reflects the difference between realized service revenue, net and cost of revenues. Cost of revenue consists primarily of fixed and variable directs costs, including payroll, payroll taxes and employee benefit costs. Cost of revenue and gross profit for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
	2026	2025
Service revenue, net	$249,886,893	$102,808,807
Cost of revenue	228,460,840	91,622,685
Gross profit	$21,426,053	$11,186,122
Cost of revenue for the three months ended March 31, 2026 and 2025 was $228,460,840 and $91,622,685, respectively, an increase of $136,838,155 or 149.3%. The Circle8 Acquisition accounted for 134,938,646 of the increase. The remaining $1,830,045 increase due to the historical Company’s higher service revenues. Gross profit for the three months ended March 31, 2026 and 2025 was $21,426,053 and $11,186,122, respectively, an increase of $10,239,931 or 91.5%. The Circle8 Acquisition accounted for $10,309,395 of the increase. The historical Company was essentially flat. As a percentage of service revenue, net, gross profit was 8.6% and 10.9% for the three months ended March 31, 2026 and 2025, respectively. The reduction in margin primarily attributed to international operations including certain European jurisdictions which have lower margins compared to the Company’s domestic business. As a percentage of service revenue, net, the gross profit was 10.6% and 10.9% for the three months ended March 31, 2026 and 2025, respectively, for the historical Company, which was a slight decrease.
Total Operating Expenses
Total operating expenses for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative	$31,997,753	$19,399,479
Depreciation and amortization	4,332,094	1,236,389
Total operating expenses	$36,329,847	$20,635,868
The changes in each financial statement line item for the respective periods are described below.

Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 were $31,997,753 and $19,399,479, respectively, an increase of $12,598,274, or 64.9%. The Circle8 Acquisition accounted for $8,969,658 of the increase. The remaining $3,628,616 increase primarily relates to transaction costs related to the Circle8 Acquisition and bad debt expense of $1,233,099 in the three months ended March 31, 2026.
As a percentage of service revenue, net, selling, general and administrative costs were 12.8% in the three months ended March 31, 2026 as compared to 18.9% in the three months ended March 31, 2025. As a percentage of service revenue, net, selling, general and administrative costs were 22.0% and 18.9% for the three months ended March 31, 2026 and 2025, respectively, for the historical Company, due primarily to increased costs related to the Circle8 Acquisition and bad debt expense of $1,233,099.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $4,332,094 and $1,236,389, respectively, an increase of $3,095,705 or 250.4%. The Circle8 Acquisition accounted for $3,103,592 of the increase. The historical Company was essentially flat with expense of $1,228,502 and $1,236,389 for the three months ended March 31, 2026 and 2025, respectively.
Gain on Debt Extinguishment
Gain on debt extinguishment, for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Gain on debt extinguishment	$(233,022)	$—
Gain on debt extinguishment during the three months ended March 31, 2026, relates to the Company and St. Laurent entering into a Confidential Settlement Agreement pursuant to which the entire $1,375,000 principal amount of the Notes were paid in full on January 29, 2026. All interest and penalties were waived by St. Laurent.
Interest Expense
Interest expense for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense	$3,554,670	$1,284,822
Interest expense for the three months ended March 31, 2026 and 2025 was $3,554,670 and $1,284,822, respectively. The Circle8 Acquisition accounted for $1,027,272 of the increase. The historical Company’s interest expense was $2,527,398 and $1,284,822 for the three months ended March 31, 2026 and 2025. The increase of $1,242,576, primarily attributed to the Company incurring interest expense on unpaid balance related to an agreement with a professional employer organization (“PEO”) who processes the payroll for the Company, and interest expense related to the new factoring agreements, partially offset by lower interest rates for the Revolver as compared to the Revolver with BMO Bank, N.A. (“BMO” and “BMO Revolver”).
Other Expenses, gains and losses
Other expenses, gains and losses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Other expenses, gains and losses	$12,536,863	$—

Other expenses, gains and losses for the three months ended March 31, 2026, primarily relates to the loss on the preferred stock and warrant offerings, and the change in fair value of the Circle8 Benelux warrants.
Income Tax Expense
Income tax expense for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Income tax benefit/(expense)	$73,181	$(9,617)
Income tax (expense)/benefit for the three months ended March 31, 2026 and 2025 was $73,181 and $(9,617), respectively. The change between the periods was primarily due to the tax benefit recorded in jurisdictions where we do not maintain a valuation allowance.
On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Internal Revenue Service (“IRS”) Section 163(j) interest limitations, updates to “Global Intangible Low-Taxed Income” (“GILTI”), and “Foreign-Derived Intangible Income” (“FDII”) rules, amendments to energy credits, and expanded IRS Section 162(m) aggregation requirements. In accordance with ASC Topic 740 — Income Taxes (“ASC 740”), the effects of the new tax law were recognized in the period of enactment, our quarter ended September 30, 2025. We are currently evaluating the impact of the OBBBA, and do not expect the legislation to have a material financial statement effect.
In accordance with ASC 740, the effects of new tax legislation are recognized in the period of enactment. Management has evaluated the provisions of OBBBA, recalculated temporary differences, reassessed valuation allowances, and considered any necessary adjustments. Based on this evaluation, management concluded that the effects of the OBBBA are not material to the Company’s unaudited condensed consolidated financial statements for the current period. Management will continue to monitor forthcoming guidance, interpretations, and technical clarifications to assess whether any future adjustments or additional disclosures may be required.

Liquidity & Capital Resources
Atlantic’s working capital requirements are primarily driven by personnel payments and client accounts receivable receipts. As receipts from client partners lag behind payments to personnel, working capital requirements increase substantially in periods of growth.
Prior to its acquisition of Circle8, Atlantic’s primary sources of liquidity have been cash generated from operations supported through borrowings under its Revolver. Atlantic’s primary uses of cash are payments to engagement personnel, corporate personnel, related payroll costs and liabilities, operating expenses, capital expenditures, cash interest, cash taxes, and debt payments.
In accordance with ASC Topic 205-40 — Going Concern, Atlantic evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year from the date the financial statements are issued. This evaluation includes considerations related to covenants contained in Atlantic’s credit facilities, forecasted liquidity, net losses and negative net working capital. Atlantic has concluded that there is substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of its unaudited consolidated financial statements.
The Company expects that the acquisition of Circle8 will enhance its scale, liquidity, and access to capital, positioning the combined entity for potential premium valuation multiples and expanded international reach with established global clients. Management further anticipates that the transaction will drive operating efficiencies, improve profitability, and strengthen revenue stability through a diversified customer base and balanced geographic exposure across the United States and Europe.
The unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.
The Company is also actively pursuing additional equity and debt financing alternatives and strategic partnerships. These plans are subject to successful execution and prevailing market conditions, and there can be no assurance that they will generate sufficient liquidity to alleviate the substantial doubt.
On December 31, 2023, IDC, Lyneer and Prateek Gattani, IDC’s Chief Executive Officer and our then Chairman of the Board until April 2025, entered into an Allocation Agreement (“Allocation Agreement”). Pursuant to the terms of the Allocation Agreement, IDC agreed that, subject to subordination to the taxes as between IDC and Lyneer, in connection with the Merger, the Term Note and the Seller Notes, will either be paid in full or assumed by IDC, and Lyneer will have no further liability or responsibility for such indebtedness. However, as IDC and Lyneer were unable to obtain the release of Lyneer from the holders of such indebtedness, Lyneer will remain jointly and severally liable with IDC to such lenders until such time as such joint and several indebtedness is restructured. At that time IDC will be obligated to repay in full all remaining amounts payable under the Term Note ($36,062,862 as of March 31, 2026), the Seller Notes ($7,875,000 as of March 31, 2026), the Earnout Notes ($20,435,654 as of March 31, 2026), along with the term note for the shortfall from the restructuring of the previous revolving credit facility ($5,661,881 as of March 31, 2026). In the event IDC does not repay any of this debt and the Company is required to make payments, IDC will be obligated to repay the Company for the amounts paid on IDC’s behalf. Upon the consummation of the Merger on June 18, 2024, the Company determined that it was no longer probable that IDC would default on its portion of the joint and several obligations and derecognized the joint and several debt obligations in the accompanying financial statements. The Term Note, Seller Notes and Earnout Notes are currently in default, but the Seller and Earnout note holders can take no action pursuant to the inter-creditor agreement with SLR. See Note 8: Debt for further information related to the SPP Term Note purported default.
In the Allocation Agreement, IDC and Mr. Gattani agreed to implement a plan to refinance or otherwise satisfy the joint and several indebtedness. It is expected that the Company will not be legally released from its joint and several obligations with respect to the indebtedness to be assumed by IDC until payment in full of the Merger Note, which originally matured on September 30, 2024. On April 29, 2025, the Company and IDC entered into an Amended and Restated Convertible Promissory Note for the Merger Note which extended the maturity date to March 31, 2027. On April 29, 2025, the Company closed on a new revolving credit facility, replacing the BMO Revolver, with a maturity date of April 29, 2028. On April 29, 2025, the previous BMO Revolver lender funded the shortfall of $6,000,000, the IDC portion owed, and IDC entered into a term note for this amount, plus a $1,000,000 exit fee. The certain junior lenders assumed portions of IDC’s publicly owned stock of Atlantic International Corp as collateral and intends to sell these shares to settle their respective joint and several debt. See Note 8: Debt for further information.

Cash flows for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(9,886,791)	$14,568,690
Net cash (used in) investing activities	(40,578)	(12,079)
Net cash (used in) provided by financing activities	35,096,274	(13,769,275)
Effect of exchange rates on cash and cash equivalents	(1,150,510)	—
Net increase in cash and cash equivalents	$24,018,395	$787,336
Operating Activities
Cash flows provided by (used in) operating activities for the three months ended March 31, 2026 compared to the three months March 31, 2025 was lower primarily due to a the Circle8 Acquisition.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2026 increased compared to March 31, 2025 and consisted entirely of purchases of property and equipment.
Financing Activities
Cash (used in) provided by financing activities increased for the three months ended March 31, 2026 compared to March 31, 2025 primarily due to the Circle8 Acquisition and also primarily consisted of borrowings and payments under the Company’s debt arrangements of the Revolver.
Debt Allocation Agreement
Lyneer and IDC entered into a debt allocation agreement (the “Allocation Agreement”) dated as of December 31, 2023, which specifies and allocates responsibility for repaying (or refinancing) the joint-and-several debts between Lyneer and IDC. The Allocation Agreement, which continues to be a valid and enforceable contract between Lyneer and IDC, states that repayment (or refinancing) of the Term Note, Seller Notes and Earnout Notes was assumed by and the responsibility of IDC. In the event IDC cannot repay any of the assumed debt and Lyneer is require to make payments, IDC is obligated to repay Lyneer for amounts paid on IDC’s behalf. The Company reassessed its accounting for joint-and-several liabilities under ASC 405-40 as of March 31, 2026 and concluded it is reasonably probable that IDC can repay their portion of the debt allocated per the Allocation Agreement and the Company does not expect to repay additional amounts on behalf of IDC. As a result, the Company has not recorded any liability related to these joint and several debt obligations in accordance with ASC 405-40. See Revolver (discussing the BMO Revolver), Term Note, Seller Notes and Earnout Notes below for those joint-and-several debts that are applicable to the Allocation Agreement.
Revolver
Until April 29, 2025, as described below, the Company maintained the BMO Revolver as a co-borrower with IDC with an available initial borrowing capacity of up to $125,000,000. The facility was partially used to finance the acquisition of Lyneer by IDC in August 2021, with additional borrowing capacity available under the BMO Revolver to finance Lyneer’s working capital. All of Lyneer’s cash collections and disbursements were linked with bank accounts associated with the lender and funded using the Revolver. These borrowings were determined by Lyneer’s availability based on a formula of billed and unbilled accounts receivable as defined in the loan agreement.
On April 29, 2025, the Company’s subsidiary, Lyneer Staffing Solutions, LLC (“Lyneer”) entered into a Loan and Security Agreement (the “Loan Agreement”) with North Mill Capital, LLC (d/b/a SLR Business Credit (“SLR”)), providing for a $70 million (“Advanced Limit”) senior secured revolving credit facility (the “Revolver”). The Loan Agreement replaced Lyneer’s prior senior secured revolving credit facility provided by BMO. Lyneer’s previous lender entered into a term loan of $6,000,000 with IDC and Lyneer for IDC’s shortfall owed to BMO, plus a $1,000,000 exit fee. The $6,000,000 term loan and $1,000,000 exit fee are joint-and-several with IDC and are subject to IDC’s obligation under the Allocation Agreement with IDC discussed above. BMO also assumed 3,439,803 shares of Atlantic International Corp previously owned by IDC as collateral for the new term loan. The Company incurred

$130,453 in issuance costs and, according to ASC 470 — Debt (“ASC 470”), is deferring these costs and will amortize as an adjustment to interest expense over the remaining term using the effective interest method.
As of March 31, 2026, and December 31, 2025, the Company has recognized liability balances on the Revolver of $45,141,541, including $130,453 of unamortized deferred issuance costs and $49,308,253, including $146,148 of unamortized deferred issuances costs, respectively.
Term Note
On August 31, 2021, Lyneer and IDC as co-borrowers entered into a Term Note in the amount of $30,300,000. The proceeds of this loan were primarily used to finance the acquisition of Lyneer by IDC in August 2021. The Term Note matured on February 28, 2026, at which time all outstanding balances were due and payable. There are no scheduled principal payments on the Term Note prior to its maturity date. The Term Note is subordinated to the Revolver and initially bore interest at the stated interest rate of 14% per annum, and currently has a default interest rate of 16%.
On August 12, 2024 the Company entered into the Tenth Amendment and with its lender, under which the lender, waived all existing events of default as of the date of the agreement and agreed to forbear from exercising its rights and remedies with respect to such events of default under the Term Note through September 30, 2024. Additionally, the Tenth Amendment revised the Initial Capital Raise milestone and the uplisting milestone dates were subsequently extended to September 15, 2025, or as agreed between the parties. Due to the remaining amount outstanding from IDC on the BMO Revolver being converted to a term loan and the new Revolver taking first position, the terms of the Tenth Amendment were superseded by the terms of the Revolver.
On April 28, 2025, the Term Note lender foreclosed on certain amounts of IDC’s stock of Atlantic International Corp See Note 8: Debt for further information.
The Term Note obligation is joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement discussed above and as such the Company derecognized its joint and several debt obligations as of the Merger date. See Note 8: Debt for further information.
Lyneer had recognized liability balances on the Term Note of $0 as of both March 31, 2026 and December 31, 2025. The Term Note is allegedly in default and the Company has sued the Term Note Lender. See Note 11: Commitments and Contingencies for discussion on lawsuits related to the Term Note.
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
Lyneer and IDC did not make the principal and interest payments due July 31, 2023 and any subsequent dates on the Seller Notes as payments to any other debt holders were prohibited by the administrative agent of the lender under the BMO Revolver and also the current Revolver. As provided in the inter-creditor agreement between SLR and the Seller Note holders, Lyneer is prevented from making payments and the Seller Note holders are prevented from accepting payments from Lyneer.
The Seller Note obligation is joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement discussed above; and as such, the Company derecognized its joint and several debt obligations as of the Merger date. See Note 8: Debt for further information.
Lyneer had recognized Seller Note liability balances of $0 for both March 31, 2026 and December 31, 2025. The Seller Notes are currently in default, but the note holders can take no action pursuant to the inter-creditor agreement with SLR.
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
Payments to any other debt holders was prohibited by the administrative agent of the previous lender under the BMO Revolver and the current Revolver. As provided in the inter-creditor agreement between SLR and the Earnout Note holders, Lyneer is prevented from making payments and the Earnout Note holder are prevented from accepting payments from Lyneer.
The Earnout Notes obligation are joint-and-several with IDC and are subject to IDC’s obligation under the Allocation Agreement discussed above and as such the Company derecognized the Earnout Notes obligations as of the Merger date. See Note 8: Debt for further information.
The Earnout Note liability was $0 for both March 31, 2026 and December 31, 2025. The Earnout Notes are currently in default, but the note holders can take no action pursuant to the inter-creditor agreement with SLR.
Credit Agreement
As part of the Merger on June 18, 2024, the Company entered into a secured bridge loan (“Credit Agreement”) in the principal amount of $1,950,000 at an interest rate of 5% per annum. The Company has accrued interest of $184,422 included in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026. The maturity date of the Credit Agreement was originally September 30, 2024. However, mandatory prepayments shall be made from the Initial Capital Raise (as defined), on the issuance of new debt or new equity interests, or upon a change of control. Conditions has not been met to make mandatory prepayments.
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
Merger Note
In connection with the closing of the Merger on June 18, 2024, we issued to IDC the Merger Note in the principal amount of $35,000,000 that originally matured on September 30, 2024. The Merger Note does not bear interest and is not convertible prior to an event of default under the Merger Note. If an event of default should occur under the Merger Note, the Merger Note will bear interest at the rate of 7% per annum commencing upon the date of such event of default and will be convertible into shares of our common stock at a price per share that equals the lowest daily volume weighted-average price per share (VWAP) during the five trading days immediately preceding the date on which the applicable conversion notice is delivered to us, but not less than 80% of the price per share in our Initial Capital Raise, provided, however, that the number of shares of our common stock issuable upon conversion of the Merger Note will not exceed 19.99% of the number of our outstanding shares of common stock without shareholder approval. As we do not currently believe we will have sufficient liquidity and capital resources to pay the Merger Note in full when due, as well as to restructure our joint and several debt obligations, we believe we will have to sell additional equity or debt securities prior to the maturity date of the Merger Note to pay or refinance the Merger Note when due. An event of default under the Merger Note may result in an additional event of default under the Revolver and our other indebtedness for borrowed funds.
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
Pursuant to the Amended and Restated Convertible Promissory Note, any amounts paid to BMO will be in satisfaction of this Note. The Company offset the December 31, 2025 balance related to the IDC receivable that was remaining on the BMO Revolver and rolled into the current Revolver as allowed per the Amended and Restated Convertible Promissory Note. See Note 16: Related Party Transactions for IDC’s gross and net offsetting receivables amounts. Below is presented the calculation of the net liability of the Merger Note, excluding unamortized deferred issuance costs as of December 31, 2025.

	Gross Amount	Amount Offset	Net Amount on Consolidating Balance Sheet
Merger Note	$34,882,666	$(6,056,385)	$28,826,281
As of March 31, 2026, and December 31, 2025, the Company has recognized liability balances on the Merger Note of $28,849,748, including $93,867 of unamortized deferred issuance costs and $28,826,281, including $117,334 of unamortized deferred issuance costs, respectively.
Convertible Note
As discussed in Note 2: Merger and Acquisition, on January 23, 2026, in connection with the Circle8 Acquisition, the Company issued a Convertible Note to Axiom as a component of consideration transferred for the business. The Convertible Note has a stated principal amount of $161,961,751 and is non‑interest‑bearing. The Convertible Note matures twelve months from the issuance date, at which time the principal amount becomes payable in cash; however, the Convertible Note may be settled prior to this date through the issuance of shares of the Company’s Common Stock if a majority of the Company’s stockholders vote to approve this conversion. If the aforementioned stockholder approval is obtained, the Convertible Note will convert into an aggregate of 53,291,744 shares of the Company’s Common Stock. The number of shares issuable in settlement of the Convertible Note is fixed at inception and is not subject to variability, other than customary anti-dilution provisions for stock splits, stock dividends, and similar recapitalization events.
The Convertible Note was measured initially at fair value of $205,706,132 (53,291,744 shares valued at the Company’s closing stock price on the Circle8 Closing Date of $3.86) on the Circle8 Closing Date. The fair value of the Convertible Note exceeds the stated principal amount resulting in a substantial premium of $43,744,381. Accordingly, the Company recorded the Convertible Note as short-term debt at its stated principal amount of $161,961,751, with the substantial premium recorded as a component of additional paid-in-capital within permanent equity. Issuance costs incurred to issue the Convertible Note were de minimis and expensed when incurred.
The Convertible Note contains provisions that relate to certain defined events of default, including bankruptcy, change of control or liquidation, cessation of operations, or failure to satisfy certain covenants contained in the Acquisition Agreement. Upon the occurrence of an event of default, the holder may declare the entire outstanding principal amount immediately due and payable. In addition, in the event of a default, interest accrues on the outstanding principal amount at a rate of 10% per annum from the date of the event of default until payment, together with any other amounts due under the Convertible Note. As of March 31, 2026, no events of default have occurred. The Company concluded the holder’s put option upon an event of default meets the definition of a derivative requiring bifurcation, however the fair value of such derivative was of nominal value.
Other than in the case of default, the Convertible Note does not provide the holder with one or more contingent redemption options.
As of March 31, 2026, the outstanding principal balance of the Convertible Note is $161,961,751, which reflects its carrying amount as of that date. The Company is accounting for the liability portion of the note using the stated interest rate of zero, accordingly no interest has been recognized for the quarter ended March 31, 2026. Due to the amount of the Company’s outstanding stock owned by the holder of the Convertible Note, the holder is a related party with respect to the Company and accordingly the Convertible Note is considered a note payable to a related party. The

Convertible Note is included in “convertible note payable - related parties” in the accompanying unaudited condensed consolidated balance sheet.
Factoring Agreements
In connection with the Circle8 Acquisition, the Company assumed a receivables purchase agreement between Circle8 and Argentum Securities Ireland Plc (“Argentum”), which permits Circle8 to sell eligible billed and unbilled receivables to Argentum for cash proceeds in certain circumstances. This arrangement is akin to a revolving line of credit with a borrowing base of approximately 90% of Circle8’s eligible receivables and a borrowing capacity limit of €174.9 million approximately $201.1 million as of March 31, 2026). As of the acquisition date of January 23, 2026, Circle8 had previously borrowed up to the facility limit of €174.9 million (approximately $201.1 million as of March 31, 2026). The facility includes multiple financial and non-financial covenants, including an over-collateralization provision requiring Circle8 to maintain an eligible receivables balance greater than 1.1111 times the amount borrowed under the facility. The facility matures on the earlier of May 18, 2029, or (i) upon an event of default or (ii) if Argentum exercises a subjective acceleration clause, which would require the facility to be repaid within 85 days. The Company pays a facility fee to Argentum monthly which is recognized in “other expenses, gains and losses” on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company can repay the facility at any time. The Company concluded that the facility, while legally described as a factoring agreement, does not qualify as a sale of a financial instrument under ASC Topic 860 — Transfers and Servicing, and continues to recognize receivables on the balance sheet and a liability recorded to reflect the consideration received. Circle8 was in compliance with all provisions of the facility as of March 31, 2026.
During 2025 and the first quarter of 2026, the Company entered into four agreements to sell future receivables which allows for the factoring of receivables.
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
•On January 23, 2026, the Company sold $1,250,000 of receivables and received cash proceeds of $1,000,000 less $10,000 in origination fees. The weekly payments are $24,802 and the imputed interest rate is 47.10%.
•On January 23, 2026, the Company also sold $2,500,000 of receivables and received cash proceeds of $2,000,000 less $20,000 in origination fees. The weekly payments are $48,077 and the imputed interest rate is 45.67%.
These four agreements also allow for a discounted repurchase price if the Company pays the cash proceeds back early.
On April 29, 2026, the Company refinanced the October agreements described above. See Note 20: Subsequent Events for further information.
As of March 31, 2026, and December 31, 2025, the Company has recognized liability balances on the factoring agreements of $205,933,405, including $47,771 of unamortized deferred issuance costs and $3,205,506, including $60,939 of unamortized deferred issuance costs, respectively.
Acquisition Loans
Swisslinx Acquisition Loan
In February 2023, Circle8 entered into a loan agreement with Luzerner Kantonalbank AG as Lender, for a credit facility of up to Fr.29,000,000 (approximately $36,285,000 as of March 31, 2026) to partially finance the acquisition of 100% of the shares in Swisslinx AG and Swisslinx International Ltd. The facility has a maturity date of June 30, 2028. The facility provides for fixed advances with 3 or 6 month terms, or fixed loans with 2 to 5 year terms. The minimum amount per fixed advance or loan is Fr.2,000,000 (approximately $2,502,000 as of March 31, 2026), with a maximum of 5 credit tranches. The facility was fully drawn down at inception, with no additional advances as of March 31, 2026. The interest rate consists of the Swiss Average Overnight Rate (“SARON”) plus an applicable margin based on the net debt ratio as of March 31 each reporting period. If the SARON rate is negative, a rate of 0.00% is used as the base rate.

As of March 31, 2026, the margin was 3.70% and the interest rate was 3.70%. As of March 31, 2026, the Company has a recognized liability balance on the Swisslinx acquisition loan of $28,890,147.
Seven Stars Acquisition Loan
On October 26, 2022, Circle8 entered into a credit agreement with Beechbrook Capital, LLP, to partially fund the acquisition of all outstanding shares in the capital of Seven Stars Holding B.V. and each of its subsidiaries. The agreement provides a credit facility (“Facility B”) in the aggregate amount of €15,000,000 (approximately $17,330,000 as of March 31, 2026), and an available Accordion Facility for up to €15,000,000 (approximately $17,330,000 as of March 31, 2026) of additional borrowing capacity as an increase to Facility B or, alternatively, an additional term facility on a pari passu basis with Facility B. The maturity date is October 26, 2027. The interest rate on Facility B consists of the three-month EURIBOR (“EURIBOR 3M”) plus a margin of 8.50%, per annum. The variable leg of the loan attached to the EURIBOR 3M rate resets each interest period, which is defined as three months. Interest payments became due on December 31, 2022, and each March 31, June 30, September 30, and December 31, thereafter. As of March 31, 2026, the interest rate was 10.53%. As of March 31, 2026, the Company has a recognized liability balance on the Seven Stars acquisition loan of $16,932,099.
Königstein Acquisition Loans
On April 26, 2023, Circle8 entered into a loan agreement with Sparkasse KölnBonn to finance a portion of the purchase price payable under a share purchase agreement for the acquisition of 80% of the shares outstanding in Konigstein Beratungsgesellschaft für EDV-Dienstleistungen GmbH. This loan agreement provided Circle8 with loans totalling up to €7,000,000 (approximately $8,087,000 as of March 31, 2026) in the following tranches:
Investment Loan A: Up to €4,500,000 (approximately $5,199,000 as of March 31, 2026) as an amortizing loan with payments of €250,000 (approximately $289,000 as of March 31, 2026) due at the end of each quarter, starting on December 30, 2023. The maturity date is March 31, 2028, with quarterly payments of €250,000 (approximately $289,000 as of March 31, 2026) The interest rate on the utilized amounts consists of the EURIBOR 3M, which resets quarterly, plus a margin of 3.20% per annum. As of March 31, 2026, the interest rate was 5.23%. As of March 31, 2026, the Company has a recognized liability balance on the Königstein Investment Loan A of $2,463,294. The Investment A loan is currently in default in the amount of €250,000 (approximately $289,000 as of March 31, 2026).
Investment Loan B: Up to €2,500,000 (approximately $2,888,000 as of March 31, 2026) as a bullet loan, with payment in full due on the maturity date of September 30, 2028. The interest rate on the utilized amounts consists of the EURIBOR 3M, which resets quarterly, plus a margin of 3.60% per annum. As of March 31, 2026, the interest rate was 5.63%. As of March 31, 2026, the Company has a recognized liability balance on the Königstein Investment Loan B of $2,498,072.
The loan agreement stipulates that certain financial indicators in the form of annual financial statements are due no later than 180 days after the end of each financial year and no later than 45 days after the end of each quarter. Failure to submit these required reports timely constitutes a breach of financial indicators under the loan agreement, and will increase the corresponding margin of each loan by 1.50% per annum until such financial reports are submitted to the lender.
Seller Loans Entered into by Circle8
Swisslinx Seller Loan
In March 2023, Circle8 entered into a seller loan agreement with Swisslinx AG and Swisslinx International Limited to partially fund the acquisition of 100% of the shares in Swisslinx AG and Swisslinx International Limited. The agreement provided Circle8 with a loan of Fr.13,500,000 (approximately $16,891,000 as of March 31, 2026) with a maturity date of July 1, 2028. The interest rate is 5.00% per annum. Principal payments of Fr.3,623,569 (approximately $4,534,000 as of March 31, 2026) and interest payments are due annually. As of March 31, 2026, the Company has a recognized liability balance on the Swisslinx seller loan of $16,252,462. The Swisslinx seller loan is currently in default in the amount of Fr.3,375,000 (approximately $4,223,000 as of March 31, 2026).
Fixed Today Seller Loan
In April 2022, Circle8 entered into a seller loan agreement with Payment Secured B.V. to partially fund the acquisition of 100% of the shares in Fixed Today Holding B.V. The agreement provided Circle8 with €2,000,000 (approximately $2,311,000 as of March 31, 2026). The Fixed Today seller loan had a maturity date of April 14, 2024.

As of March 31, 2026, the Company has a recognized liability balance on the Fixed Today seller loan liability of $2,299,600. The Fixed Today seller loan is currently in default in the amount of €2,000,000 (approximately $2,311,000 as of March 31, 2026).
Preferred Stock Financing
The Company entered into the Preferred Stock financing after evaluating a range of potential capital raising alternatives in light of prevailing market conditions, the Company’s growth initiatives, acquisition integration activities, and the capital requirements associated with scaling its operations. Management and the Board considered various factors, including the Company’s market capitalization, trading liquidity, cost of capital, timing considerations, and the availability and certainty of alternative financing sources.
The Company believes the transaction provided an efficient and executable source of capital that enhanced financial flexibility and supported the Company’s strategic objectives. While the financing includes terms that may be viewed as more expensive or potentially dilutive than traditional financing arrangements, management and the Board determined that the structure reflected prevailing market conditions and the structure of comparable financing transactions available to similarly situated public companies, while also providing committed capital with execution certainty and without restrictive operational covenants.
Management and the Board also considered the Company’s ongoing strategic initiatives, including acquisition integration efforts, operational expansion opportunities, and broader corporate development objectives, and concluded that the financing was appropriate and in the best interests of the Company and its stockholders at the time the transaction was entered into.
Professional Employer Organization
Lyneer entered into an agreement with Employer’s HR, LLC, on February 19, 2018, to process the Company’s payroll. The initial term of the agreement was 3 years. The Fifth Amendment with the PEO, effective March 21, 2025, extended the term of the agreement through December 10, 2027. The Sixth Amendment with the PEO (“PEO Sixth Amendment”), effective September 29, 2025, prevented the Company from terminating the agreement until October 1, 2026, excepting any provisions related to default or breach. The PEO Sixth Amendment reduced the claims administration fee to $5,000 from $10,000 per workers’ compensation claim. The PEO charges a late payment charge of 1.5% per statement. Any unpaid balance is subject to a 1.5% per calendar month charge until paid in full. The Company is required to prepay collateral in the amount of one or up to two weeks estimated weekly payroll at the discretion of the PEO, which is fully refundable to the Company within 1 year of the date of the final statement. Total amount due to the PEO of 39,908,098 is included in “PEO liability and accrued interest” on the accompanying consolidated balance sheets as of March 31, 2026. On May 4, 2026, the PEO notified the Company it was in default and subsequently withdrew the notice of default on May 11, 2026. See Note 20: Subsequent Events for further discussion.
Interest Expense
Total interest expense is comprised of a cash and non-cash component as described in the debt arrangements described above. The Company also incurred interest expense related to an agreement with a professional employer organization (“PEO”) which processes the payroll for the Company, related to the unpaid balance, at 1.5% per calendar month. Additionally, the Company entered into an agreement with Citibank, N.A. (“Citibank”) on March 5, 2019, whereby Citibank purchases specific receivables and pays the invoices at the discounted amount and the Company incurs a discount charge equal to the Secured Overnight Financing Rate plus 0.75% to process the payments. The discount charged ranged from 4.71% to 4.83% for the three months ended March 31, 2026.
For the three months ended March 31, 2026 and 2025 total interest expense was $3,554,670 and $1,284,822, respectively. Interest expense related to the PEO was $1,018,013 and $0 for the three month periods ended March 31, 2026 and 2025, respectively. Total cash paid for interest for the three months ended March 31, 2026 and 2025 totaled $3,509,168 and $2,306,490, respectively. Interest expense related to the discount charge was $67,869 and $331,763 for the three months ended March 31, 2026 and 2025, respectively. The remaining portion of the interest expense was non-cash due to the change in values of the accrued interest liability and amortization of deferred financing costs.

Assessment of Liquidity Position
The Company has assessed its liquidity position as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the total committed resources available were as follows:

	March 31, 2026	December 31, 2025
Cash and Cash Equivalents	$24,099,529	$81,134
Committed Liquidity Resources Available:
Committed Liquidity Resources Available/(Over-advanced)	4,760,718	(422,756)
Total Committed Resources Available/(Over-advanced)	$28,860,247	$(341,622)
The Company closed on a new ABL lender credit facility on April 29, 2025, replacing its obligations under the BMO Revolver, with an increased borrowing capacity of up to $70 million.
Refer to Note 3: Summary of Significant Accounting Policies.

Related Party Transactions
Transactions with Lyneer Management Holdings LLC (“LMH”)
LMH was a non-controlling member of the Company with a 10% ownership interest at December 31, 2023. LMH was 90% owned by Lyneer’s Chief Financial Officer, James Radvany, and its Chief Executive Officer, Todd McNulty, each of whom owned 44.5% of LMH.
Earnout Notes
On November 15, 2022, Lyneer and IDC as co-borrowers issued Year 1 Earnout Notes to LMH with total balances of $5,127,218. The balance of the Year 1 Earnout Notes payable to LMH was $0 for both March 31, 2026 and December 31, 2025. On January 16, 2024, Lyneer and IDC as co-borrowers issued Year 2 Earnout Notes to LMH with total balances of $2,013,041. The balance of the Year 2 Earnout Notes payable to LMH was $0 for both March 31, 2026 and December 31, 2025. On the date of the Merger, the Company derecognized this debt. Refer to Note 8: Debt for additional information. The principal balance of the combined Earnout Notes payable to LMH was $0 or both March 31, 2026 and December 31, 2025. Interest expense incurred on the Earnout Notes to LMH totaled $0 for both the three months ended March 31, 2026 and 2025.
Transactions with IDC
Lyneer and IDC are co-borrowers and are jointly and severally liable for principal and interest payments under the BMO Revolver, the Term Note, the Seller Notes and the Earnout Notes. In the case of certain of those obligations, IDC generally makes certain interest and principal payments to the lenders and collects reimbursement from Lyneer. When interest or principal payments of that nature are made by IDC, Lyneer recognizes interest expense and a payable to IDC, which is removed from Lyneer’s balance sheet upon remittance of the funds to IDC.
As a result of the Merger, the Company was required to file short-term income tax returns for the periods of January 1, 2024 to June 18, 2024 and June 19, 2024 to December 31, 2024. For the first short-period, Lyneer and IDC filed consolidated income tax returns in certain states. In connection with this arrangement the Company has recorded a liability payable to IDC for taxes payable by IDC which represented taxes attributable to the Company’s operations included on consolidated state and local income tax returns filed by IDC. These amounts were determined by calculating the Company’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $548,432 as of both March 31, 2026 and December 31, 2025, and are included in “other assets” on the accompanying condensed consolidated balance sheets. For the second short-period ended December 31, 2024, Lyneer filed consolidated income tax returns with Atlantic International Corp.
Total amounts receivable from IDC, amounted to $2,692,867 as of March 31, 2026 and is included in “other assets”, on the accompanying condensed consolidated balance sheets. This consists of $500,000 related to the expenses paid by Lyneer for the balance remaining on the BMO Revolver rolled into the current Revolver, $2,741,299 related to expenses incurred by IDC and paid by the Company and $548,432 payable to IDC for taxes payable. Total amounts receivable from IDC, amounted to $1,369,833 as of December 31, 2025, and is included in “other assets”, on the accompanying condensed consolidated balance sheets. This consists of $500,000 related to the expenses paid by Lyneer for the balance remaining on the BMO Revolver rolled into the current Revolver, $1,418,265 related to expenses incurred by IDC and paid by the Company and $548,432 payable to IDC for taxes payable. There are no formalized repayment terms.
Pursuant to the Amended and Restated Convertible Promissory Note, any amounts paid to BMO will be in satisfaction of this Note. The Company offset the December 31, 2025 balance related to the IDC receivable that was remaining on the BMO Revolver and rolled into the current Revolver as allowed per the Amended and Restated Convertible Promissory Note. See Note 8: Debt for the Company’s gross and net offsetting liability amounts. Below is presented the calculation of the net amount of the receivable from IDC as of December 31, 2025 included in “other assets” on the accompanying consolidated balance sheets.

	Gross Amount	Amount Offset	Net Receivable from IDC included in “Other assets” on Consolidating Balance Sheet
Receivable from IDC included in “Other assets”	$7,426,218	$(6,056,385)	$1,369,833

On June 18, 2024, the Company entered into a $35,000,000 Merger Note with IDC. See Note 8: Debt for further information. Additionally, IDC was issued 25,423,729 shares of the Company’s common stock at a market value of $2.36 per share, or $60,000,000 in the aggregate.
On April 28, 2025, IDC was no longer considered a related party according to ASC Topic 850 — Related-party Disclosures.
Transactions with SPP Credit Advisors, LLC (“SPP”)
On June 18, 2024, the Company entered into a Credit Agreement with SPP in the principal amount of $1,950,000 at an interest rate of 5% per annum. See Note 8: Debt for further information.
Transactions with Axiom and Related Entities
The Axiom Consulting Agreement and Axiom Netherlands Consulting Agreement stipulate that Axiom and Axiom Netherlands, respectively, will provide ongoing services consisting of advisory, management, strategic, operational and transaction support services to Circle8. The Axiom Consulting Agreements have an initial term of one year, and thereafter automatically renew for successive periods of one year, unless terminated by either party giving at least 3 months prior written notice. Pursuant to the Axiom Netherlands Consulting Agreement, the Company is required to pay Axiom Netherlands €2,400,000 (approximately $2,759,000 as of March 31, 2026) annually, with four equal payments invoiced in advance on a quarterly basis and payable within 30 days of the invoice date. Pursuant to the Axiom Consulting Agreement, the Company is required to pay Axiom €1,200,000 (approximately $1,379,000 as of March 31, 2026) annually, with four equal payments invoiced in advance on a quarterly basis and payable within 30 days of the invoice date. The Company recognized $693,879 as expense under the Axiom Consulting Agreements during the quarter ended March 31, 2026 and this amount is included in “selling, general and administrative” in the accompanying unaudited condensed consolidated statement of operations.
The Company additionally incurred $33,962 related to independent contractors placed by Axiom during the quarter ended March 31, 2026 and are included in “selling, general and administrative” in the accompanying unaudited condensed consolidated statement of operations.
Off Balance Sheet Arrangements
The Company has not entered into any off-balance sheet arrangements and does not have any holdings in variable interest entities.
Critical Accounting Policies and Estimates
The preparation of Atlantic’s consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, intangible assets valuation, income taxes and business combinations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.
Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Revenue Recognition
The Company derives its revenues from four service lines: temporary placement services, brokerage services, payrolling services, permanent placement, and other services. Revenues are recognized when promised goods or services are delivered to customers in an amount that reflects the consideration with which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606 — Revenue From Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) it identifies the contracts with a customer; (ii) it identifies the performance obligations in the contract; (iii) it determines the transaction price; (iv) it allocates the transaction price to the performance obligations in the contract; and (v) it recognizes revenue when (or as) the Company satisfies a performance obligation.

Temporary Placement Services Revenue
Temporary placement services revenue from contracts with customers are recognized in the amount which the Company has a right to invoice when the services are rendered by its engagement professionals. The Company invoices its customers for temporary placement services concurrently with each periodic payroll which coincides with the services provided. While all customers are invoiced weekly and payment terms vary, the majority of our customers have payments terms of 30 days; however, the Company may extend to 150 days from the invoice date. Customers are assessed for credit worthiness upfront through a credit review, which is considered in establishing credit terms for individual customers. Revenues that have been recognized but not invoiced for temporary staffing customers are included in “unbilled accounts receivable” on the accompanying condensed consolidated balance sheets and represent a contract asset under ASC 606. Terms of collection vary based on the customer; however, payment generally is due within 30 days.
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
Brokerage Services Revenue
Brokerage services include both Contract Management and Managed Service Provider (“MSP”) services, both of which consist of administrative-related functions in which the Company does not control the professionals’ services to customers.
Contract Management Revenue
For Contract Management revenue, the Company provides administrative, contractual, payroll, and compliance management for a professional already selected by the end‑customer. The Company does not perform sourcing or recruiting activities. The Company’s role is to act as an arranger, managing and coordinating the administrative activities described in the agreement rather than providing the underlying professional services. The services performed by the Company include drafting and executing assignment documentation, onboarding the contractor into the Company’s systems, administering time capture and invoicing workflows, processing payroll, ensuring tax and regulatory compliance, and monitoring ongoing assignment requirements. As these administrative services are interrelated, they are not considered to be individually distinct and therefore are accounted for as a single performance obligation.
Contract Management revenues are recognized in the amount the Company has the right to invoice for administrative, contractual, payroll, and compliance support provided for professionals who have been selected directly by the customer. The Company invoices customers based on approved hours worked by the customer‑designated professional, applying a fixed administrative fee or marginal rate for these activities provided by the Company. In most cases, the customer sets the hourly rate for both the professional as well as the administrative fee for the Company. Most customers are invoiced monthly and payment terms can vary, but customers primarily have payment terms of approximately 14 to 30 days. As such, revenue is recognized over time with the delivery of services. As the business is driven primarily by large customers with high credit scores, credit checks are not usually performed. Revenues that have been recognized but not invoiced for Contract Management customers are included in “contract assets” on the accompanying condensed consolidated balance sheet and represent a contract asset under ASC 606. Terms of collection vary based on the customer; however, payment generally is due within 30 days.
The Company enters into a contractor agreement directly with each professional assigned to an engagement. However, this is solely for the purpose of the contract management services and does not render the professional a legal employee of the Company. The Company is not responsible for performance issues related to the work of the professional, and they are only allowed to replace the professional upon request and approval by the customer.
The Company records Contract Management revenue on a net basis as an agent. The Company has concluded that net reporting is appropriate because the services provided under Contract Management constitute administrative and brokerage-related activities rather than control over the underlying services. Specifically, (i) the Company does not have discretion over choosing the professional who is performing the services, as the individuals have been chosen directly by the customer, (ii) the Company’s role is limited to administrative and compliance‑related functions rather than activities which relate to the services performed by the professional, and (iii) the Company has limited discretion over pricing, as the administrative fee is usually set by the customer.
Managed Service Provider (“MSP”) Services
For MSP revenue, the Company provides end-to-end hiring management services for customers seeking to hire temporary labor, seconded staff, and self-employed professionals. The services performed by the Company include coordination with pre-approved workforce suppliers during the hiring process, posting and managing job vacancies, onboarding and offboarding contractors, and performing hiring administration. As these services are interrelated, they are not considered to be individually distinct and therefore are accounted for as a single performance obligation.
Managed Service Provider revenues are recognized in the amount the Company has the right to invoice for supplier coordination and hiring administration. The Company invoices customers based on approved hours worked by the customer‑designated professional, applying a fixed administrative fee as agreed upon in the contract. Most customers are invoiced monthly and payment terms can vary, but customers primarily have payment terms of approximately 14 to 30 days. As such, revenue is recognized over time with the delivery of services. As the business is driven primarily by large customers with high credit scores, credit checks are not usually performed. Revenues that have been recognized but not invoiced for Managed Service Provider customers are included in “contract assets” on the accompanying condensed consolidated balance sheet and represent a contract asset under ASC 606. Terms of collection vary based on the customer; however, payment generally is due within 30 days.
The Company enters into a separate agreement directly with each professional who is contracted for temporary employment at the end customer. However, this is solely for the purpose of the administrative services and does not render the professional a legal employee of the Company. The Company is not responsible for performance issues related to the work of the professional.
The Company records MSP revenue on a net basis as an agent. The Company has concluded that net reporting is appropriate because the services represent arranger and administrative activities rather than control over the underlying professional services. Specifically, (i) the Company does not have full discretion over choosing the professional who is performing the services, as they merely facilitate hiring process among the pre-approved suppliers, (ii) the Company’s role is limited to administrative, coordination, and hiring management functions rather than activities which relate to the providing or directing the performance of the professional, and (iii) the Company does not assume responsibility for, nor does it control, the performance or quality of services provided by the professional.
Payrolling Services Revenue
For Payrolling revenue, the Company provides professionals, who they employ, to customers for assignments. The Company assumes employer obligations; social contributions, compliance, and other legal responsibilities, while the client maintains operational supervision over the specific assignment. As these services are interrelated, they are not considered to be individually distinct and therefore are accounted for as a single performance obligation.
Payrolling revenue is recognized in the amount which the Company has a right to invoice when the services are rendered by its engagement professionals. The Company invoices its customers for temporary placement services concurrently with each periodic payroll which coincides with the services provided. While all customers are invoiced weekly and payment terms vary, the majority of our customers have payments terms of 14 to 30 days. As such, revenue is recognized over time with the delivery of services. As the business is driven primarily by large customers with high credit scores, credit checks are not usually performed. Revenues that have been recognized but not invoiced for temporary staffing customers are included in “contract assets” on the accompanying condensed consolidated balance sheets and represent a contract asset under ASC 606. Terms of collection vary based on the customer; however, payment generally is due within 30 days.
The engagement professionals placed on assignment by the Company are legally our employees while they are working on assignments. The Company pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.
The Company records Payrolling revenue on a gross basis as a principal. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties, and (iii) bears the risk for acceptability of its employees to its customers.
Contract liabilities are recorded when cash payments are received or due in advance of performance and are reflected in “accrued expenses and other current liabilities” on the accompanying condensed consolidated balance sheets.
Allowance for Doubtful Accounts
The Company performs credit evaluations of our customers and adjusts credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. We monitor billing events, collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. In light of ongoing tight credit market conditions and high interest rates, we continue to see requests from our customers for higher credit limits and longer payment terms. We have, on a limited basis, approved certain customer requests. Also, we can from time to time experience significant increases in the overall level of contract assets (i.e., unbilled receivables) related to large, long-term contracts with certain government, domestic and international customers. We continuously monitor our accounts receivable credit portfolio.
We may not be able to accurately predict our future credit loss experience. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.
Intangible Assets
The Company’s identifiable intangible assets as of March 31, 2026 and December 31, 2025 consisted of customer relationships, trade name, trademarks, software and website which were initially recognized as a result of the Transaction and the Circle8 Acquisition and represent definite lived intangible assets. The Company does not currently have any indefinite lived intangible assets, excluding goodwill. Intangible assets are amortized using the straight-line method over their estimated useful lives.
In accordance with the accounting standard for the impairment or disposal of long-lived assets under ASC 360, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable (i.e., information indicates that an impairment might exist).
For long-lived assets to be held and used, the Company recognizes an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. For the three months ended March 31, 2026 and the year ended December 31, 2025 no impairments were recognized on our intangible assets.
Goodwill
We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. GAAP requires that goodwill be tested for impairment at a reporting unit level. For segments with a goodwill balance, we determine if our reporting units are the same as our operating and reportable segments based on our organizational structure or one level below our operating segments (the component level).
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
Business Combinations
We account for business combinations using the acquisition method of accounting, in which the purchase price is allocated for assets acquired and liabilities assumed and recorded at the estimated fair values at the date of acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Management is required to make significant assumptions and estimates in determining the fair value of the assets acquired, particularly intangible assets. Purchased intangible assets are primarily comprised of an acquired trade name and customer relationships that are recorded at fair value at the date of acquisition. We utilize third-party valuation specialists to assist us in the determination of the fair value of the intangibles. The fair value of trade name intangibles is determined using the relief-from-royalty method, which relies on the use of estimates and assumptions about expected future revenue growth rates, royalty rates and discount rates. The fair value of customer relationship intangibles is determined using the multi-period excess earnings method, which relies on the use of estimates and assumptions about expected future revenue growth rates, customer attrition rates, profit margins and discount rates. Determining the useful lives of intangible assets also requires judgment and are inherently uncertain. There is a measurement period of up to one year in which to finalize the fair value determinations and preliminary fair value estimates may be revised if new information is obtained during this period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2026, based on the framework established in Internal Control—Integrated Framework (2023) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prior to the Merger, we were a private company and had limited accounting and financial reporting personnel with which to address our internal controls and related procedures. Based upon that evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2026, due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Exchange Act, as amended and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis.
This conclusion is based on the identification of material weaknesses in the areas of accounting for complex financial transactions or non-routine transactions. The Company currently consults with third-party experts to overcome this weakness. The Company had a material weakness related to lack of segregation of duties in finance and accounting. There is also an inadequate design of policies and procedures that are tested and monitored to prevent and detect potential errors. Due to our limited accounting and financial reporting personnel, we have ineffective controls over the period end financial disclosure and reporting process. Additionally, the Company also had a significant deficiency due to non-payment of payroll taxes on vested restricted stock units.
We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate the material weaknesses and have plans to implement them in the second half of 2026. For example, we plan to design and implement improved processes and internal controls, including ongoing senior management review and Audit Committee oversight. Additionally, we plan to further develop and implement formal policies, processes and documentation procedures relating to our financial reporting, including the oversight of third-party service providers. Our actions are subject to ongoing executive management review and will also be subject to Audit Committee oversight.
Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects.
On January 23, 2026, the Company completed the acquisition of Circle8. The Company accounted for this acquisition as a business combination. As this acquisition occurred in the first quarter of 2026, the scope of our assessment of our internal control over financial reporting does not include Circle8. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of such acquisition. As of March 31, 2026, Circle8 had total assets that represented approximately 88% of the Company's consolidated total assets and total revenues that represented approximately 58% of the Company's consolidated revenues.
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
Rosanna Vargas v. DHL Express (USA), Inc. et. al., Case No. L-4352-19
On October 30, 2019, Rosanna Vargas filed a complaint in the Superior Court of New Jersey at Camden County against Lyneer and various defendants, including Lyneer’s client, alleging severe personal injury sustained at work. The case is now closed as to all parties. As a result of the matter, Lyneer’s client sought indemnification from Lyneer pursuant to an indemnification demand issued to Lyneer on June 10, 2022. Accordingly, Lyneer agreed to pay approximately $1,030,000 over 36 months, beginning in July 2023, to settle the claim. As of March 31, 2026, the Company owes $131,429 and has accrued the full amount, which is recognized in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets”.
Enrique Briseno, et al. vs. Three Hands Corporation, et al., Case No. 21STCV00443, Superior Court of the State of California for the County of Los Angeles
On January 6, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Los Angeles County, by Enrique Briseno as class representative. The Complaint was filed only against the Company’s client. The matter settled for $425,000, $300,000 of which is to be paid by the Company, and the remaining $125,000 is to be paid by the client. The settlement agreement was signed on December 17, 2024 and has been finalized and executed and provided to the Court for approval. The settlement was approved by the Court, and the Company’s settlement payment is now overdue. The Company has accrued the full amount of the $300,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets. The Company has paid $150,000 as of the date of this filing. The remaining payments are due as follows: August 1, 2026-$75,000; and August 31, 2026-$80,674, which includes the employer’s side of payroll taxes of $5,674.
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
Theresa Alvarez and Maria Flores vs. Liquid Graphics, Inc., Lyneer Staffing Solutions, LLC, Liz Long, et. al, Case No 30-2021-01225386-CU-WT-CJC, Superior Court for the State of California, County of Orange
On October 8, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Orange County, by Maria Flores and Teresa Alvarez as class representatives. The Complaint was filed against the Company as well as the Company’s client. The matter settled for $750,000, $650,000 of which is to be paid by the Company, and the remaining $100,000 is to be paid by the client. The settlement agreement was signed November 16, 2023 and has been finalized and executed. The Company has accrued for the $650,000 settlement payment due, which is recognized in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets. The full settlement amount of $671,858, which includes employment taxes, was paid on October 23, 2025, and Lyneer’s portion of the settlement has now been paid in full.
Maria Reyes vs. Lyneer Staffing Solutions, LLC, Case No CIVSB2317672, Superior Court of the State of California for the County of San Bernardino
On August 1, 2023, a class action wage and hour PAGA complaint was filed in the Superior Court of California, County of San Bernardino, by Maria Reyes as class representative. The matter settled at a mandatory settlement conference held on October 10, 2025, for $925,000, which is recognized in “accrued expenses and other current liabilities” on the accompanying condensed consolidated balance sheets. The final settlement agreement is being reviewed by the Court for final approval. The settlement funds will now be due from the Company within 90 days from June 25, 2026 (or about September 25, 2026) at the earliest.
BAC Rhino 3 Federal LLC vs. Atlantic International Corp, Civil Action No 2484CV03189, Suffolk County Superior Court
On December 9, 2024, BAC Rhino 3 Federal LLC (“Rhino”) filed a complaint in Suffolk County Superior Court, against Atlantic for breach of contract, seeking damages for accelerated rent, plus costs of collection and outstanding rent to date, for Atlantic’s default under the lease and failure to pay monies owed thereunder. On December 18, 2025, the Company and Rhino entered into a settlement agreement whereby the Company shall pay $1,000,000. As of March 31, 2026, the Company owes $860,000 and has accrued this full amount, which is recognized in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets The Company has agreed to monthly payments of $30,000 until the balance is paid in full.
Atlantic and its Lyneer subsidiaries, Lyneer Investments, LLC, Lyneer Holdings, Inc. and Lyneer Staffing Solutions, LLC (collectively the “Lyneer Subsidiaries”), Civil Index No. 154264/2026, Supreme Court of the State of New York, County of New Year
On April 2, 2026, Atlantic the Lyneer Subsidiaries commenced a lawsuit against SPP. At the same time Atlantic is seeking a preliminary injunction with an Order to Show Cause and Temporary Restraining Order. Atlantic is seeking a preliminary injunction enjoining SPP from continuing to proceed as if the outstanding indebtedness owed under the loans at issue had not been satisfied.
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
On April 29, 2026, the Court denied Atlantic’s request for relief and set a trial date on the preliminary injunction for June 23, 2026.
SPP Credit Advisors LLC and Rick Arrowsmith v. Atlantic International Corp et al. In the Court of Chancery of The State of Delaware (Case No. 2026-0448-JTL)
On March 30, 2026, SPP notified Atlantic and the Lyneer Subsidiaries that certain events of default have occurred and are continuing under the Amended and Restated Loan Agreement dated as of April 29, 2025 (the "Financing Agreement"), SPP asserted that the events of default relate to our failure to satisfy certain financial and non-financial covenants under the Financing Agreement. In its notice to Atlantic, SPP confirmed that the Agents (as defined in the Financing Agreement) and SPP have not waived the specified events of default, and that the Agent and SPP reserve all of their rights and remedies under the Financing Agreement, the Loan Documents (as defined in the Financing Agreement), and any applicable law with respect to the specified events of default, including, without limitation: (i) the right to accelerate the Obligations (as defined in the Financing Agreement); (ii) the right to exercise the Pledge Agreement associated with the ownership of the Lyneer entities; (iii) the right to exercise all voting and economic interests in the Lyneer entities; and (iv) the right to take all actions and exercise all remedies available to the Agents and/or the Lenders under the Loan Documents and applicable law. Additionally, SPP has attempted to exercise its pledge and has sought to try to replace the management of Lyneer. The Company believes it has meritorious defenses to the claims of SPP and, as described above, has commenced a lawsuit to contest SPP’s actions.
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
On April 27, 2026, the Court entered a Status Quo Order (the “Order”). The Order controls the governance and management of the Lyneer Subsidiaries pending (a) a final disposition of the matter, or (b) an order that expressly modifies or supersedes the Order. The Order requires Lyneer to operate in the ordinary course of business (as defined) and to provide Mr. Arrowsmith with certain current financial statements as reasonably requested.
The Company believes it has meritorious defenses to the claims of SPP and, as described above, and has commenced a lawsuit to contest SPP’s actions. The parties are engaged in settlement discussions related to all matters.
Circle8 Swisslinx Litigations
Earn-Out Claim and Seller Loan Suspension Claim Settlement – Swisslinx Acquisition
In March 2025, Circle8 asserted a claim of approximately Fr.24.6 million ($28.2 million as of March 31, 2026) against the sellers of Swisslinx International Ltd ("Swisslinx"), as well as against the W&I insurance company and Markel International Insurance Company Limited ("Markel"), in connection with alleged breaches of the Share Purchase Agreement dated February 22, 2023 (the "Swisslinx SPA"), including (to the extent this relates to the claim against the sellers) claims related to misleading and/or incorrect information. With respect to the claim against the sellers, an in-court settlement was reached in May 2026 whereby the sellers' claim of in total Fr.20,100,000 ($23,100,000 as of March 31, 2026) (see below under Earn-Out Claim – Swisslinx Acquisition and Seller Loan Suspension Claim – Swisslinx Acquisition) was reduced to Fr.10,100,000 (approximately $12,600,000 as of March 31, 2026). Parties are currently in the process of finalizing the settlement.
Seller Loan Suspension Claim Settlement
In July 2025, the sellers of Swisslinx initiated legal proceedings against Circle8 Switzerland AG (as buyer), as well as against Circle8 Group B.V. and De Staffing Groep Nederland B.V. (as guarantors), seeking payment of amounts allegedly outstanding under the earn-out arrangement agreed as part of the Swisslinx acquisition. The aggregate amount claimed by the sellers totals approximately Fr.6.6 million ($7.6 million as of March 31, 2026), comprising Earn-Out 1 of Fr.2.6 million ($3.0 million as of March 31, 2026), accounted for as contingent consideration, and Earn-Out 2 of Fr.4.0 million ($4.6 million as of March 31, 2026), accounted for as a compensation arrangement under U.S. GAAP. This total reflects the final calculated amount agreed upon following formal negotiations between the parties and subsequently accepted by the sellers. Circle8 has disputed the sellers’ claim and has asserted its contractual rights in connection with its own claim arising from the alleged breaches of the Swisslinx SPA. Circle8 has offset the Fr.6.6 million ($7.6 million as of March 31, 2026) earn-out against its asserted claim of Fr.24.6 million ($28.2 million as of March 31, 2026), rather than settling in cash. In addition, Circle8 has issued a counterclaim against the sellers of Swisslinx in the first quarter of 2026 to seek damages arising from the alleged provision of misleading and/or incorrect information concerning the business of Swisslinx.
Circle8 believes its position is supportable and that it has meritorious defenses and claims.
Earn-Out Claim – Swisslinx Acquisition
In connection with the Swisslinx acquisition, the sellers also provided a seller loan in the amount of Fr.13,500,000 ($16,891,000 as of March 31, 2026) to Circle8 Switzerland AG. Based on the seller loan agreement, repayment of the seller loan is due in several installments up to and including 2028, with the legal possibility for Circle8 to suspend payment of each installment for 12 months. The first installment of the seller loan has been suspended since May 2025 for a period of 12 months. Circle8 Switzerland AG has asserted rights to set-off. Circle8 asserts its financial claims by declaring a set-off against the sellers’ entitlements, including earn-out payments and the seller loan. It further states that, as a precautionary measure, repayment of due obligations under the seller loan have been postponed until the dispute is fully resolved.

In May 2026, the parties reached an in-court settlement, whereby the sellers' claim of in total Fr.20,100,000 ($23,100,000 as of March 31, 2026) was reduced to Fr.10,100,000 (approximately $12,600,000 as of March 31, 2026). The parties are currently in the process of finalizing the settlement.

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
Other than the litigation set forth in Item 1. Legal Proceedings there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15,2026 to the date of this filing. A summary of those risk factors is outlined below.
RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to the following:
Risks Related to Lyneer’s Business
•Lyneer has a significant amount of debt obligations and its failure to restructure or pay such obligations when due could have a material adverse impact on Lyneer’s financial condition and long-term viability. Furthermore, Lyneer is in default under its principal credit facilities and outstanding promissory notes and any future defaults by Lyneer under its credit facilities could also have a material adverse impact on Lyneer’s financial condition and long-term viability.
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
•Each of Atlantic and Circle8 have incurred significant costs in connection with the Acquisition. The Purchase Price under the Acquisition Agreement is not adjustable based on the market price of Atlantic Common Stock, so the Share consideration received by Axiom may have a greater or lesser value than at the time the Acquisition Agreement was signed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
SPP Credit Advisors LLC and Rick Arrowsmith v. Atlantic International Corp et al. In the Court of Chancery of The State of Delaware (Case No. 2026-0448-JTL)
As previously reported in our Form 10-K for December 31, 2025, on April 2, 2026, Rick Arrowsmith, on behalf of SPP, and in response to the Company’s and its Lyneer Subsidiaries’ commencement on the same day of a lawsuit against SPP, commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company, its’ officers and former officers, based on the unfounded alleged events of default, the plaintiff, appointed by SPP to take managerial control of the Lyneer subsidiaries. The plaintiff is seeking declaratory relief that he was able to remove all officers of the Company and is entitled to declaratory, preliminary and permanent injunctive relief to take control of the Company.
On April 27, 2026, the Court entered a Status Quo Order (the “Order”). The Order controls the governance and management of the Lyneer Subsidiaries pending (a) a final disposition of the matter, or (b) an order that expressly modifies or supersedes the Order. The Order requires Lyneer to operate in the ordinary course of business (as defined) and to provide Mr. Arrowsmith with certain current financial statements as reasonably requested.
SPP Lyneer Term Note Default Notice
On March 30, 2026, SPP notified Atlantic and Lyneer that certain events of default have occurred and are continuing under the Financing Agreement. SPP asserted that the events of default related to our failure to satisfy certain financial and non-financial covenants under the Financing Agreement of the Term Note By letter dated April 30, 2026, SPP notified Atlantic and Lyneer that certain additional Events of Default had occurred, specifically as a result of (i) various Events of Default set forth in a statement from SLR to Lyneer Staffing dated April 17, 2026 (the “SLR Default”) as described below, and (ii) Certain payments made to or for the benefit of Atlantic.
SPP has attempted to exercise its pledge and has sought to try to replace the management of Lyneer. The company believes it has meritorious defense to the claims of SPP and, as described above, has commenced a lawsuit to contest SPP’s actions.
SPP Credit Agreement Default Notice
Simultaneously with the default letter under the Financing Agreement as described above, SPP notified the Company of certain events of default under (a) the Credit Agreement, dated June 18, 2024, and (b) the Pledge and Security Agreement dated as of June 18, 2024. By letter dated April 30, 2026, SPP notified Atlantic and Lyneer of certain additional Events of Default, specifically, as a result of (i) various Events of Default described in the above-described SLR Letter, (ii) various Events of Default described in the Default Notice dated March 30, 2026 from SPP to Lyneer, and (iii) permitting a subsidiary of Atlantic to make certain payments to or for the benefit of Atlantic.
The Company believes it has meritorious defenses to the claims of SPP and, as previously reported, has commenced a lawsuit to contest SPP’s actions.
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

Atlantic International Corp

Date:	June 22, 2026	By:	/s/ Kevin J Murphy
Kevin J Murphy
Chief Financial Officer