Form 10-Q
period 2026-06-30
CIRCLE8 GROUP INC
filed 2026-08-19
CIK 1605888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from_______ to _______
Commission file number 001-40760

CIRCLE8 GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	46-5319744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

270 Sylvan Avenue, Suite 2230
Englewood Cliffs NJ	07632
(Address of principal executive offices)	(Zip Code)
(201) 899-4470
(Registrant’s telephone number, including area code)

Atlantic International Corp
(Former name, former address, and former fiscal year if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2026, 114,406,923 shares of the common stock, $0.00001 par value, of the registrant were outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CIRCLE8 GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$19,325,095	$81,134
Accounts receivable, net of allowance of $2,456,839 and $3,222,723	180,003,393	65,750,593
Contract assets	105,595,021	—
Unbilled accounts receivable	5,481,333	4,242,245
Due from related parties, current	628,809	—
Prepaid expenses and other current assets	11,723,299	3,123,447
Deposits, current	8,000,000	8,000,000
Total current assets	330,756,950	81,197,419
Non-current assets
Property and equipment, net	1,372,529	239,207
Operating leases right-of-use assets	4,770,213	2,933,582
Finance leases right-of-use assets, net	1,992,393	—
Goodwill	438,896,402	—
Intangible assets, net	186,027,460	26,602,223
Due from related parties	438,912	—
Other assets	1,359,666	2,257,405
Total non-current assets	634,857,575	32,032,417
Total assets	$965,614,525	$113,229,836
Liabilities, mezzanine equity and stockholders’ equity
Current liabilities
Accounts payable	$165,960,132	$5,110,155
Accrued expenses and other current liabilities	158,527,209	19,647,785
PEO liability and accrued interest	44,200,332	32,894,331
Due to related parties	116,890	—
Current operating lease liabilities	2,140,707	1,459,704
Current finance lease liabilities	669,078	—
Warrant liabilities, current	6,080,000	—
Line of credit, current portion	41,198,353	49,308,253
Notes payable, current portion	49,201,156	1,375,000
Notes payable, current portion – related parties	—	1,950,000
Convertible note payable – related parties	161,961,751	—
Factoring debt, current portion	202,127,079	3,205,506
Other short-term debt	2,463,482	—
Contingent consideration liability – related parties	7,950,000	—
Total current liabilities	842,596,169	114,950,734
Non-current liabilities
Notes payable, net of current portion	19,332,292	—
Notes payable, net of current portion - related parties	89,638,035	28,826,281
Warrant liabilities, non-current	1,526,672	—
Non-current operating lease liabilities	2,412,063	1,543,091
Non-current finance lease liabilities	1,377,870	—

Deferred tax liability	29,738,302	—
Other liabilities	953,163	—
Total non-current liabilities	144,978,397	30,369,372
Total liabilities	987,574,566	145,320,106
Commitments and contingencies

Mezzanine Equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized at June 30, 2026 and December 31, 2025
Series B convertible preferred stock, 5% cumulative dividends, 15,000 and 0 shares designated at June 30, 2026 and December 31, 2025, respectively; 8,950 and 240 shares issued and outstanding at June 30, 2026 and December 31, 2025 , respectively and 0 shares issued and outstanding at December 31, 2025, redemption amount of $554,764 and $0 as of June 30, 2026 and December 31, 2025, respectively	224,014	—
Redeemable noncontrolling interest	3,357,497	—
Stockholders’ equity/(deficit)
Common stock, $0.00001 par value; 300,000,000 shares authorized; 89,963,174 and 55,713,259 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	900	557
Additional paid-in capital	293,569,042	162,819,982
Accumulated deficit	(312,025,652)	(194,910,809)
Accumulated other comprehensive loss	(7,085,842)	—
Total stockholders’ equity/(deficit)	(25,541,552)	(32,090,270)
Total liabilities, mezzanine equity and stockholders’ equity	$965,614,525	$113,229,836
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCLE8 GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service revenue, net	$319,806,775	$102,896,993	$569,693,668	$205,705,800
Cost of revenue	296,003,512	91,478,299	524,464,352	183,100,984
Gross profit	23,803,263	11,418,694	45,229,316	22,604,816
Selling, general and administrative	34,765,727	18,870,535	66,763,480	38,270,014
Depreciation and amortization	4,433,807	1,232,750	8,765,901	2,469,139
(Loss) income from operations	(15,396,271)	(8,684,591)	(30,300,065)	(18,134,337)
Loss on debt extinguishment	237,848	—	4,826	—
Loss on settlement	60,414,821	—	60,414,821	—
Interest expense	4,276,743	2,023,960	7,831,413	3,308,782
Other expenses, gains and losses	7,426,083	—	19,962,946	—
Net loss before provision for income taxes	(87,751,766)	(10,708,551)	(118,514,071)	(21,443,119)
Income tax benefit/(expense)	1,383,048	(9,618)	1,456,229	(19,235)
Net loss	$(86,368,718)	$(10,718,169)	$(117,057,842)	$(21,462,354)
Net income attributable to redeemable noncontrolling interest	—	—	(57,001)	—
Net loss attributable to Circle8	(86,368,718)	(10,718,169)	(117,114,843)	(21,462,354)

Net loss per share attributable to common stockholders, basic and diluted	$(0.98)	$(0.20)	$(1.45)	$(0.40)

Weighted-average shares outstanding, basic and diluted	80,971,660	54,553,905	77,508,866	54,266,337

Comprehensive loss:
Net loss	$(86,368,718)	$(10,718,169)	$(117,057,842)	$(21,462,354)
Change in foreign currency translation, net of income taxes	(5,868,594)	—	(7,085,842)	—
Other comprehensive income attributable to redeemable noncontrolling interest	(30,646)	—	(97,624)	—
Total comprehensive loss	$(92,267,958)	$(10,718,169)	$(124,241,308)	$(21,462,354)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCLE8 GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited)

	Mezzanine Equity				Stockholders’ Equity
	Preferred Stock				Common Stock
	Shares	Amount	Redeemable Noncontrolling Interest	Total Mezzanine Equity	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance - December 31, 2025	-	$-	$-	$-	55,713,259	$557	$162,819,982	$(194,910,809)	$-	$(32,090,270)
Net income (loss)	-	-	57,001	57,001	-	-	-	(30,746,125)	-	(30,746,125)
Recognition of redeemable noncontrolling interest, Circle8 Acquisition	-	-	1,255,237	1,255,237	-	-	-	-	-	-
Other comprehensive income	-	-	(66,978)	(66,978)	-	-	-	-	(1,217,248)	(1,217,248)
Accretion of redeemable noncontrolling interest	-	-	2,142,883	2,142,883	-	-	(2,142,883)	-	-	(2,142,883)
Issuance of Series B convertible preferred stock, net of issuance costs of $21,261	5,600	8,927,475	-	8,927,475	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	3,830,985	-	-	3,830,985
Stock issued for RSUs	-	-		-	7,059,687	71	(2,694,964)	-	-	(2,694,893)
Dividends payable	-	-	-	-	-	-	(9,986)	-	-	(9,986)
Shares issued as partial consideration for a business	-	-	-	-	12,516,070	125	48,311,905	-	-	48,312,030
Issuance of convertible note as partial consideration of a business combination	-	-	-	-	-	-	43,744,381	-	-	43,744,381
Shares issued to designee of the Circle8 Seller as partial consideration for a business	-	-	-	-	4,000,000	40	15,439,960	-	-	15,440,000
Balance - March 31, 2026	5,600	$8,927,475	$3,388,143	$12,315,618	79,289,016	$793	$269,299,380	$(225,656,934)	$(1,217,248)	$42,425,991
Net loss	-	-	-	-	-	-	-	(86,368,718)	-	(86,368,718)
Other comprehensive income	-	-	(30,646)	(30,646)	-	-	-	-	(5,868,594)	(5,868,594)
Other issuance of Series B convertible preferred stock	150	140,784	-	140,784	-	-	-	-	-	-
Exercise of Series B Preferred Stock warrants	3,200	3,003,392	-	3,003,392	-	-	-	-	-	-
Exercise of Common Stock warrants	-	-	-	-	1,268,933	13	833,164	-	-	833,177
Redemption of Series B Preferred Stock	(8,710)	(11,847,637)	-	(11,847,637)	9,380,796	94	17,125,183	-	-	17,125,277
Equity-classified contingent consideration issued as partial consideration for a business	-	-	-	-	-	-	5,600,000	-	-	5,600,000
Stock based compensation	-	-	-	-	-	-	772,933	-	-	772,933
Stock issued for services	-	-	-	-	24,429	-	75,000	-	-	75,000
Dividends payable	-	-	-	-	-	-	(136,618)	-	-	(136,618)
Balance - June 30, 2026	240	$224,014	$3,357,497	$3,581,511	89,963,174	$900	$293,569,042	$(312,025,652)	$(7,085,842)	$(25,541,552)

	Stockholders’ (Deficit)
	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
Balance - December 31, 2024	53,130,946	$531	$123,462,703	$(135,479,890)	$(12,016,656)
Net loss	-	-	-	(10,744,185)	(10,744,185)
Stock-based compensation	-	-	6,039,973	-	6,039,973
Stock issued for services	65,148	1	326,399	-	326,400
Stock issued for legacy stockholders	764,486	8	2,359,263	-	2,359,271
Stock issued for RSUs	593,221	6	(6)	-	-
Balance - March 31, 2025	54,553,801	$546	$132,188,332	$(146,224,075)	$(14,035,197)
Net loss	-	-	-	(10,718,169)	(10,718,169)
Stock based compensation	-	-	6,269,751	-	6,269,751
Stock issued for legacy stockholders	9,458	-	19,200	-	19,200
Balance - June 30, 2025	54,563,259	$546	$138,477,283	$(156,942,244)	$(18,464,415)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCLE8 GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Net loss	$(117,057,842)	$(21,462,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	1,963,045	—
Non-customer valuation allowance	2,903,284	—
Amortization, deferred financing cost	428,282	91,108
Loss on debt extinguishment	4,826	—
Loss on settlement	60,414,821	—
Change in estimated fair value of contingent consideration	251,426	—
Change in fair value of warrants	2,428,727	—
Change in fair value of bifurcated derivatives	977,298	—
Loss on financing transaction	11,613,736	—
Gain on warrant exercise	(639,808)	—
Payment of fee by issuance of Preferred Stock	239,192	—
Shares issued for services	75,000	326,400
Depreciation and amortization expense	8,765,901	2,469,138
Right-of-use asset amortization	1,062,361	867,432
Share-based compensation	4,603,918	12,309,724
Changes in operating assets and liabilities:
Accounts receivable	(12,321,266)	17,356,622
Contract assets	2,649,096	—
Unbilled accounts receivable	(1,239,088)	(44,838)
Prepaid expenses and other current assets	(7,873,101)	(715,739)
Due from related parties	6,781,398	(6,067,963)
Other assets	(1,426,772)	101,536
Accounts payable	13,592,241	1,129,291
Due to related parties	714,984	(2,091,035)
Income taxes payable	(3,071,521)	—
Accrued expenses and other current liabilities	12,715,733	1,630,927
Operating lease liability	(394,418)	(863,020)
Other liabilities	(1,894,143)	—
Net cash provided by (used in) operating activities	(13,732,690)	5,037,229
Cash flows from investing activities
Purchase of property and equipment	(80,529)	(30,073)
Net cash (used in) investing activities	(80,529)	(30,073)
Cash flows from financing activities
Acquisition, net - cash acquired	32,651,398	—
Borrowings on revolving line of credit	223,453,014	248,342,112
Payments on revolving line of credit	(231,594,306)	(253,464,848)
Payments on notes payable	(1,520,022)	—
Borrowings on factoring debt	1,000,000	—
Payments on factoring debt	(1,648,504)	—
Borrowings on other short-term debt	3,050,000	—
Payments on other short-term debt	(570,157)	—
Proceeds from issuance of preferred stock and warrants, net of issuance costs	5,543,739	—
Proceeds received upon exercise of warrants	3,200,000	—
Debt issuance costs payment	(40,500)	(188,351)
Finance lease repayments	(294,315)	—
Net cash (used in) provided by financing activities	33,230,347	(5,311,087)

Effect of exchange rates on cash and cash equivalents	(173,167)	—

Net increase in cash and cash equivalents	19,243,961	(303,931)
Cash and Cash Equivalents – Beginning of period	81,134	678,676
Cash and Cash Equivalents – End of period	$19,325,095	$374,745

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$4,244,003	$2,306,780
Non-cash investing and financing activities:
Settlement shares issued to legacy stockholders	$—	$2,378,471
Share settled earnout value	$5,600,000	$—
Fair value of common shares issued as partial consideration for a business	$48,312,030	$—
Contingent consideration arrangement issued as partial consideration for a business	$2,098,574	$—
Fair value of convertible note issued as partial consideration for a business	$205,706,131	$—
Fair value of common shares issued to designee of the Circle8 Seller as partial consideration for a business	$15,440,000	$—
Refinancing of factoring agreements	$2,221,965	$—
Fair value of Common Stock issued to satisfy redemption of Series B Preferred Stock	$9,981,037	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCLE8 GROUP INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Organization and Nature of Operations
On June 18, 2024 (the “Closing Date”), Atlantic International Corp (“Atlantic”, formerly known as SeqLL Inc.) completed the acquisition (the “Merger”) of Lyneer Investments LLC and its operating subsidiaries, including Lyneer Staffing Solutions, LLC (collectively, “Lyneer”). On January 23, 2026, the Company completed the acquisition (“Circle8 Closing Date” or the “Circle8 Acquisition”) of Circle8 Group B.V. (“Circle8 Group B.V.”). See Note 2: Merger and Acquisition for further information. On June 29, 2026, Atlantic changed its name from Atlantic International Corp to Circle8 Group Inc. (“Circle8” or the “Company”). The Company started trading under the Nasdaq ticker CIRC on July 2, 2026.
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
Circle8 Group B.V. was formed in 1987, under the laws of the Netherlands. Until its acquisition by Atlantic on January 23, 2026. Circle8 Group B.V. was owned by Axiom Partners GmbH (“Axiom”), which, in turn, is 100% owned by Mr. Guus Franke. Mr. Franke became Executive Chairman of the Board upon the completion of the Circle8 Acquisition.
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
In Europe, the Company specializes in workforce solutions to enterprises, technology companies, financial institutions, and public-sector organizations. Circle8 Group B.V. focuses on sourcing, deploying, and managing highly skilled professionals in information technology and related digital disciplines. Circle8 Group B.V. is one of the fastest-growing IT and technology staffing companies, operating across Europe through a portfolio of specialized brands. Circle8 Group B.V. manages approximately 8,300 technology professionals and specializes in software development, data analytics, cybersecurity, project management, and emerging technologies.
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
Determination of Accounting Acquirer
The Merger was accounted for as a reverse recapitalization in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). Under this method of accounting, although SeqLL acquired all of the outstanding equity interests of Lyneer in the Merger, Atlantic was treated as the “acquiree” and Lyneer was treated as the “acquirer” for financial reporting purposes. Accordingly, the Merger was recorded as the equivalent of Lyneer issuing shares for SeqLL’s net assets, followed by a recapitalization whereby no goodwill or other intangible assets were recorded.

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
On January 23, 2026, the Company completed the Circle8 Acquisition. Circle8 Group B.V. is a company organized under the laws of the Netherlands. The Circle8 Acquisition was consummated pursuant to the terms of the Acquisition Agreement, dated January 22, 2026 (the “Acquisition Agreement”), by and among the Company, Axiom (or “the Circle8 Seller”) and Circle8 Group B.V.. The Company determined it was the accounting acquirer for this transaction because it incurred liabilities payable to the Circle8 Seller, including a Convertible Note, and became contingently obligated to transfer assets to the seller, all in exchange for a controlling financial interest in Circle8 Group B.V.. Accordingly, upon the consummation of the Circle8 Acquisition, Circle8 Group B.V. ceased to be under the control of Axiom. This conclusion was reached as Axiom did not control the Company post-acquisition as demonstrated by its inability to appoint the majority of the Company’s directors. The Circle8 Acquisition was accounted for as a business combination using the acquisition method of accounting under ASC 805. Refer to purchase consideration transferred described in more detail below.
The Company is pursuing a strategy of building a global staffing organization through strategic acquisitions. Through the acquisition of Circle8 Group B.V., the Company has extended its capabilities into specialized high-growth information technology and other technological staffing capabilities across Europe, complementing the Company’s North American industrial staffing operations.
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

The Company is in the process of obtaining and validating information about Circle8 Group B.V.’s balance sheet related to substantially all categories of assets and liabilities, as well as related to the valuation of certain elements of the consideration and other elements of the transaction. Further details are provided below.
On the Circle8 Closing Date, the Company acquired 100% of the outstanding voting equity of Circle8 Group B.V.. However, upon the closing of the Circle8 Acquisition, a third party retained a noncontrolling 20% equity interest (“Redeemable NCI”) in Circle8 Consulting GmbH (“Circle8 Consulting”). Circle8 Consulting was a consolidated subsidiary of Circle8 Group B.V. immediately prior to the Circle8 Acquisition and became a consolidated subsidiary of the Company upon the closing thereof. The Company recorded the Redeemable NCI at its estimated fair value as of the Circle8 Closing Date using a discounted cash flow (“DCF”) model. The DCF model utilizes estimated future cash flows which are discounted to present value using a discount rate. Cash flow projections are based on management’s estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate is based on the weighted-average cost of capital and may be adjusted for the relevant risks associated with business-specific characteristics and any uncertainty related to the business’ ability to execute on the projected future cash flows. The provisional estimated fair value of the Redeemable NCI on the Circle8 Acquisition Date amounted to $1,255,237. The Company is in the process of validating and verifying certain assumptions and inputs in this valuation and will record any material revisions to the estimated acquisition date fair value during the measurement period. See Note 15: Warrants, Mezzanine Preferred Stock and Mezzanine Equity for more information about the Redeemable NCI.
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
•The Company entered into an obligation to issue 4,000,000 shares of the Company’s Common Stock with an aggregate fair value of $15,440,000 on the Circle8 Acquisition Date to settle a liability for transaction expenses incurred by Circle8 (the “Advisor Equity Payment”). The Advisor Equity Payment represents an obligation to the investment banking firm that represented and advised Circle8 Group B.V. in connection with the Circle8 Acquisition and was settled via the issuance of Common Stock on January 28, 2026. The fair value of these shares was also measured using the Per Share Closing Price, a Level 1 measurement.
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
•A contingent consideration arrangement pursuant to which the Company is obligated to pay the Circle8 Seller a fixed amount totaling $2,500,000 if Circle8 Group B.V.’s revenue equals or exceeds €600 million (the equivalent of approximately $693 million at June 30, 2026) during the calendar year ended December 31, 2026 (the “Circle8 Contingent Consideration”). The Company has assigned a provisional fair value of $2,098,574 to the Circle8 Contingent Consideration as of the Circle8 Acquisition Date. The Circle8 Contingent Consideration was measured using a Monte Carlo Simulation. The amount is provisional as the Company is in the process of evaluating the significant inputs and the valuation approach. See Note 12: Fair Value Measurements for additional information related to the valuation of the contingent consideration.
•In exchange for the Circle8 Group B.V. business, the Company has agreed to make an additional payment (if greater than $0) to the Circle8 Seller equal to the net profit of Circle8 Group B.V. as set forth on the Circle8 Group B.V. financial statements for the year ended December 31, 2025, less any post-acquisition cash payments made to Circle8 in calendar year 2026 by the Company to support Circle8 Group B.V.’s operations (the “Profit Payment Amount”). The Company has recorded a provisional fair value of $0 for the Circle8 Profit Payment which is subject to revision as the Company is currently evaluating whether this appropriately considers the facts and circumstances of the Circle8 Acquisition Date and accurately reflects the fair value that would be assigned to this obligation by a market participant. The Company and Circle8 Group B.V. are in the process of determining Circle8 Group B.V.’s 2025 net profit, which entails the preparation of a set of consolidated audited financial statements to be prepared by Circle8 Group B.V.. Because the Profit Payment Amount depends on the level of support provided by the Company in 2026, the Company considers the obligation to be a contingent consideration arrangement. There is no contractual cap or limit to the Profit Payment Amount.
•The Company is obligated to issue additional shares of Common Stock to Axiom in the event there is a conversion of the Merger Note issued to IDC on June 18, 2024 (“Share Settled Earnout”). The Company’s provisional accounting for the Share Settled Earnout treats this as a freestanding obligation with respect to the Convertible Note, however the Company is in the process of obtaining additional information to validate and confirm this preliminary conclusion. Because the Share Settled Earnout requires the potential transfer of additional equity securities to the Circle8 Seller upon the occurrence of an uncertain future event, the Company has concluded that it represents a contingent consideration obligation. The Company has assigned a provisional fair value of $5,600,000 to the Share Settled Earnout, but is obtaining additional information regarding the nature of the obligation and whether this provisional fair value reflects the approach and assumptions that a market participant would use in the calculation thereof. The number of additional shares of Common Stock that would be issued to Axiom under this arrangement if the Merger Note were to be settled in shares amounted to 7,498,346 and 31,460,451 on the Circle8 Acquisition Date and June 30, 2026, respectively.
•Consideration transferred in connection with the acquisition consisted of cash payments on behalf of the seller’s benefit. The Company evaluates all payments made in connection with an acquisition to determine whether such amounts represent consideration transferred for the business combination or separate transactions. The Company incurred costs for certain transaction-related costs, including due diligence and advisory fees. These payments were negotiated as part of the overall purchase arrangement and were incurred on behalf of the seller. The total amount of such costs incurred was $991,313. The Company paid $887,400 in March 2026 and the remaining $103,913 has not yet been paid but is included in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets. The Company recorded the $991,313 incurred as an increase to consideration transferred, which resulted in a corresponding increase to goodwill recognized in the transaction. This classification reflects the substance of the payments as part of the exchange for control of the acquiree rather than as separate transaction costs or expenses.
Cash and cash equivalents were recognized at their carrying values which approximate fair value due to their short-term nature.
Accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable and accrued expenses were valued at the existing carrying values as they represented a reasonable approximation of the fair value due to their short-term nature. However, these values are provisional as the Company is in the process of validating the propriety of cutoff and classification of the recorded amounts and other information provided by Circle8 Group B.V. and these balances are subject to potential adjustment within the measurement period.
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
The Company used the multi-period excess earnings method to provisionally value the customer relationship intangible assets. The multi-period excess earnings method determines the fair value of an intangible asset as the present value of excess cash flows attributable to a specific intangible asset after an appropriate return for all other assets used in the operation of the business have been accounted for. The significant assumptions used to estimate the fair value of customer relationships included projected future cash flows related to existing customer relationships, customer attrition rates, useful lives, and discount rates. The provisional valuations are based on projected cash flows related to existing customer relationships for each Circle8 Group B.V. sub-group according to the underlying business plans. Determining the useful lives of customer relationships requires judgment, as it involves estimating the retention of existing customer relationships. The Company has provisionally assigned useful lives ranging from 10 to 20 years. The provisional valuations incorporate sub-group-specific weighted-average costs of capital ranging from 10.5% - 11.5%.
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
Circle8 Group B.V.’s intangible assets representing software have been provisionally recognized at the historical net book value of Circle8 Group B.V. prior to the Circle8 Acquisition. The Company is obtaining information from the Circle8 Seller related to the cost, nature, and age of these assets and will determine within the measurement period if an adjustment to the provisionally recognized amounts is necessary.
Property and equipment have been provisionally recognized using Circle8 Group B.V.’s net book value as of the Circle8 Acquisition Date. The Company is in the process of validating certain information provided by Circle8 Group B.V. and considering if the recorded value differs materially from the value that would be assigned by a market participant. The Company is obtaining information about the type, age and location, and condition of the assets acquired and will finalize the acquisition date accounting during the measurement period.
Operating lease right-of-use assets and operating lease liabilities have been recorded using the legacy carrying amounts of Circle8 Group B.V.. These amounts are provisional as the Company is in the process of verifying the accuracy of the reported amounts and will evaluate the need to apply an incremental borrowing rate calculation and potential adjustment for off-market lease terms to the initial amount recognized, based on materiality.
Finance lease right-of-use assets and finance lease liabilities have been provisionally recorded using the historical carrying amounts of Circle8 Group B.V.. The Company is in the process of obtaining information about these obligations and the underlying assets and determining if adjustments to the recorded amounts are necessary.
Notes and loans payable have been provisionally recognized at the historical carrying amounts of Circle8 Group B.V.. The Company is in the process of obtaining information about outstanding balances, recorded items and loan terms in order to evaluate if the recorded value of these instruments approximates the fair value as of the Circle8 Acquisition Date.
Deferred tax assets and deferred tax liabilities are provisional, and the Company is in the process of obtaining and validating information about the initial income tax bases for these assets. Additionally, measurement period changes to other assets and liabilities on Circle8 Group B.V.’s opening balance sheet, as well as other items currently being recognized on a provisional basis could materially impact the final deferred tax asset and liability amounts recognized on the Circle8 Acquisition Date.
Other liabilities consist primarily of a warrant payable to the seller of a business to Circle8 Group B.V. in a prior acquisition. It has been provisionally recognized as a liability in the amount of approximately $1,795,491. This warrant is the “Circle8 Benelux Warrant” discussed in further detail in Note 15: Warrants, Mezzanine Preferred Stock and Mezzanine Equity and Note 12: Fair Value Measurements. The Company is in the process of evaluating the inputs used and certain elements of the valuation methodology and may revise this amount during the measurement period.
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
The Company incurred $744,920 of acquisition related expenses , consisting primarily of legal fees and bonuses and are included in “selling, general and administrative” on the accompanying unaudited condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2026. Costs to issue debt and equity securities in connection with the Circle8 Acquisition were de minimis and charged to expense at the time they were incurred.
Contingent Liabilities
Circle8 Group B.V. and its subsidiaries are subject to various claims and legal proceedings in the ordinary course of business. The Company is evaluating all known claims and potential contingencies in accordance with ASC 450 — Contingencies. As part of its assessment, management is considering the nature of each matter, the progress of the case, the opinions of legal counsel, and management’s experience with similar matters, as well as any available insurance coverage. This assessment is provisional and will be subject to change during the measurement period.
Based on the evaluation performed as of the date of this Form 10-Q filing, other than as disclosed in Note 11: Commitments and Contingencies, management has not identified any pending or threatened legal matters that are probable of resulting in a material loss.
Pro Forma Information
Revenue and net loss of Circle8 Group B.V. included in the accompanying condensed consolidated statement of operations and comprehensive loss for the period from January 23, 2026 through June 30, 2026 amounted to $351,239,106 and $13,517,672, respectively. Components of these amounts in some cases were dependent on the use of provisional values for assets and liabilities on the Circle8 Acquisition Date.
The Company has made reasonable efforts to obtain the information necessary to disclose about Circle8 Group B.V.’s operating results for the period from January 1, 2026 through January 23, 2026 pursuant to U.S. GAAP, and has not been able to obtain this information. Reporting this information with accuracy involves the application of U.S. GAAP to financial statements historically prepared under other frameworks for a multitude of legal entities in various overseas jurisdictions, the use of specialists to assist with estimation of fair values for assets acquired in multiple prior business combinations, the identification, calculation and validation of pro-forma adjustments and other information which makes the exercise impracticable given the Company’s filing deadlines. For the same reasons the Company has also found it to be impracticable to obtain the necessary information to present pro forma information. The Company is actively working with

Circle8’s legacy reporting team as well as external accounting advisors to obtain and validate this information and fully intends to include it in future filings once it is available.
Board Service Agreement, Employment Agreement and Consulting Agreements
In connection with the Circle8 Acquisition, the Company and Guus Franke entered into an Employment and Board Service Agreement (the “Franke Agreement”) which has provisionally been accounted for separately from the Circle8 Acquisition. Amounts payable under the Franke Agreement during 2026 have been accounted for as compensation expense during the period in which they are incurred. The Company is currently evaluating whether any part of the Franke Agreement should be accounted for as a component of the consideration transferred for Circle8 Group B.V. and will complete this analysis during the measurement period. Amounts recognized as expense under the Franke Agreement during the three and six months ended June 30, 2026 amounted to $412,402 and $714,984, respectively, and are included in “selling, general and administrative” in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.
Axiom and an affiliated entity, Axiom Partners Group B.V. (“Axiom Netherlands”) each entered into separate consulting agreements with Circle8 on January 20, 2026. These agreements are referred to in these footnotes individually as the “Axiom Consulting Agreement” and the “Axiom Netherlands Consulting Agreement”, and collectively as the “Axiom Consulting Agreements”. The Axiom Consulting Agreements remained in force following the Circle8 Acquisition. The Company is currently evaluating whether any part of either of the Axiom Consulting Agreements should be accounted for as a component of the consideration transferred for Circle8 and will complete this analysis during the measurement period. See Note 16: Related Party Transactions for disclosure of amounts incurred under the Axiom Consulting Agreements from the Circle8 Acquisition Date through June 30, 2026.
Note 3: Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company are prepared following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that is required by GAAP for complete financial statements can be condensed or omitted. Certain information and footnote disclosures normally included in our annual audited financial statements for the fiscal year ended December 31, 2025 have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended June 30, 2026 and 2025.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2025. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.
The unaudited condensed consolidated financial statements reflect the operations of Lyneer Investments and our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. We operate as two operating segments: Domestic and International.
Liquidity and Going Concern
Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with lenders will remain available to us.
In accordance with ASC Topic 205-40 — Going Concern (“Topic 205-40”), Management evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year from the date the financial statements are issued. This evaluation includes considerations related to covenants contained in the Company’s credit facilities, forecasted liquidity, net losses and negative net working capital. Circle8 has concluded that there is substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of its unaudited condensed consolidated financial statements.
The Company expects that the acquisition of Circle8 Group B.V. will enhance its scale, liquidity, and access to capital, positioning the combined entity for potential premium valuation multiples and expanded international reach with established global clients. Management further anticipates that the transaction will drive operating efficiencies, improve profitability, and strengthen revenue stability through a diversified customer base and balanced geographic exposure across the U.S. and Europe.
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
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the consolidated balance sheets.
Foreign Currency Translation
Generally, the functional currency of operations outside the U.S. is the respective local currency, including the European Union euro and the Swiss franc. The assets and liabilities of all international subsidiaries are translated from the respective local currency to the U.S. dollar using exchange rates at the balance sheet date. Related translation adjustments are recorded as a component of accumulated other comprehensive loss. The Company's unaudited condensed consolidated statements of operations and comprehensive loss of all international subsidiaries are translated from the respective local currencies to the U.S. dollar using average exchange rates for the period covered by the statements of operations and comprehensive loss.
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

The Company’s capital structure includes participating securities. Participating securities are securities that may participate in undistributed earnings with common stock. The Series B Preferred Stock is entitled to participate in certain distributions with common stockholders, and as a result the Company applies the two-class method when required. Under the two-class method, earnings are allocated to common stockholders and participating securities based on their respective rights to receive dividends and share in undistributed earnings for the period, as if all current-period earnings had been distributed. Participating securities reduce EPS even if dividends are not actually paid. If the Company reports a net loss and the participating security does not have a contractual obligation to share in losses, no allocation of net loss is made to that participating security beyond the deduction of any earned or accumulated dividends. The Series B Preferred Stock does not have a contractual obligation to share in losses. The Company considers the settlements of its Series B Preferred Stock that occurred during the quarter ended June 30, 2026, and were effectuated by the issuance of the Company’s common stock to represent variable share-settled “redemptions” of the Series B Preferred Stock rather than fixed-share conversions. When accounting for such settlements the fair value of the common stock issued is recorded at its fair value on the settlement date and the difference between the fair value of these shares and the carrying value of the stock, inclusive of the settlement date fair value of the embedded bifurcated derivatives is recorded as a gain or loss directly to additional paid-in capital and increasing or decreasing net income (loss) available to common shareholders for basic and diluted EPS.
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
Warrant Instruments
The Company has issued various warrant instruments which, upon exercise, may entitle the holder to receive equity instruments of the Company or a subsidiary. The Company accounts for warrants as either equity-classified or liability classified based on an assessment of the instruments’ specific terms and applicable authoritative guidance pursuant to ASC Topic 480 — Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815 — Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own Common Stock and whether the instrument holders could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and at each reporting period end date while the warrants are outstanding. Liability classified warrants are initially measured at their fair value and remeasured at each reporting date with changes in fair value recognized within “other expenses, gains and losses” in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss. When liability classified warrants are exercised, they are remeasured immediately prior to exercise with changes in fair value recognized within “other expense, gains and losses” in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss.
Embedded Derivatives
The Company has issued certain convertible and redeemable preferred stock and debt instruments that meet the definition of hybrid instruments. Pursuant to ASC 815, the Company evaluates embedded features in hybrid instruments to determine whether such features must be bifurcated from the host instrument and accounted for separately as derivative instruments. An embedded feature is bifurcated if: (i) the economic characteristics and risks of the embedded feature are not clearly and closely related to the host instrument, (ii) the feature meets the definition of a derivative, and (iii) the hybrid instrument is not remeasured at fair value with changes in fair value reported in earnings. If a feature qualifies for bifurcation, it is initially measured at fair value and subsequently remeasured at each reporting date until the host instrument is extinguished or the feature no longer qualifies for separate accounting. Gains and losses on bifurcated derivatives are reported within “other expenses, gains and losses” in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.
Preferred Stock
The Company evaluates its preferred stock issuances using guidance of ASC 480, specifically the SEC Materials guidance of ASC 480-10-S99-3A, which requires preferred securities of SEC registrants that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder or (iii) upon the occurrence of an event that is not solely within the control of the issuer. The Company classifies its issued and outstanding preferred securities that are mandatorily redeemable as liabilities, whereas under ASC 480 the Company classifies its preferred securities whose redemption is contingent upon an event not entirely within the control of the Company as mezzanine equity. The resulting classification is then evaluated quarterly to determine whether any change to the classification is required.
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
For redeemable noncontrolling interests that are not currently redeemable, but probable of becoming redeemable in the future, the Company recognizes the adjustment to carry it at the redemption value (provided this exceeds the value of the instrument after the attribution of allocable gains and losses) either immediately or over time using the effective interest method, depending on which method management determines best reflects the economics of the instrument. At June 30, 2026 the Company had one outstanding redeemable noncontrolling interest. This redeemable noncontrolling interest resulted from the Circle8 Acquisition. The Company’s redeemable noncontrolling interest was probable of becoming redeemable in the future and accreted to its full redemption value during the period ending June 30, 2026.
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
Joint and Several Liability Arrangements

On August 31, 2021, in connection with IDC obtaining a controlling financial interest in Lyneer Investments by acquiring ninety (90%) percent of Lyneer Investments’ outstanding equity (the “Transaction”), Lyneer entered into several debt facilities under which it is jointly and severally liable for repayment with IDC. The Company measures obligations resulting from joint and several liability arrangements in accordance with ASC 405-40 — Obligations Resulting from Joint and Several Liability Arrangements (“ASC 405-40”). ASC 405-40 requires that when determining the amount of liability to recognize under a joint and several obligation, a reporting entity which is an obligor under a joint and several liability arrangement first look to the terms of a related agreement with its co-obligors and record an amount equal to what it is obligated to pay under that agreement, plus any amount it expects to pay on behalf of the co-obligors. If no agreement with the co-obligors exists a reporting entity should recognize the full amount that it could be required to pay under the joint and several liability obligations. The amounts recognized in the Company’s financial statements represent its portion of amounts Lyneer expects to repay under its respective joint and several liability agreements as of June 30, 2026 and December 31, 2025, respectively. As of the date of the Merger, the Company derecognized its joint and several debt obligations as it believed it was reasonably probable that IDC has the ability to repay their portion. See Note 8: Debt for more information and discussion regarding the Debt Allocation agreement.
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
Goodwill
Goodwill represents the excess of the sum of the fair value of the purchase price, the fair value of any noncontrolling interest retained, and the fair value of any previously held equity interest in the target over the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized but is reviewed for impairment. In accordance with ASC Topic 350 — Intangibles-Goodwill and Other (“ASC 350”), goodwill is tested for impairment annually, at the reporting unit level and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company tests impairment annually during the fourth calendar quarter and further periodic tests to the extent indicators of impairment develop between annual impairment tests. Events that could indicate impairment include, but are not limited to, current macroeconomic and market conditions, including a significant adverse change in legal factors, business climate, operational performance of the business or key personnel, and an adverse action or assessment by a regulator.
In performing the impairment test, the Company utilizes the single step approach prescribed under ASC 350. This requires a comparison of the carrying value of the reporting unit to its estimated fair value and to the extent the carrying value exceeds the fair value, a charge is recorded up to the amount of goodwill in the reporting unit.
Contingent Consideration
Our acquisitions may include contingent consideration, which requires us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized on the unaudited condensed consolidated statements of operations and comprehensive loss. Cash payments to settle the contingent consideration liability within a relatively short period of time after the acquisition is completed are classified as investing activities in the unaudited condensed consolidated statements of cash flows. Cash payments to settle the contingent consideration liability up to the acquisition date fair value (including measurement period adjustments) that are not within a relatively short period of time are recorded as financing activities in the unaudited condensed consolidated statements of cash flows. Cash payments to settle contingent consideration liability in excess of the acquisition date fair value (including measurement period adjustments) are recorded as operating activities in the unaudited condensed consolidated statements of cash flows. Alternatively, in connection with acquisitions, we may enter into obligations to make contingent payments to certain selling shareholders, which are in substance, compensation for future services and not payment for the acquired business. Arrangements of this nature are considered transactions separate from the business combination, and costs incurred thereunder are accounted for as compensation expense.
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
Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 — Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”) to improve the disclosures about an entity’s expenses and provide more detailed information about the types of expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. See ASU 2025-01 below for revision of effective date.
In January 2025, the FASB issued ASU 2025-01 — Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2025-01”) to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt ASU 2025-01 for the annual reporting period December 31, 2027 and interim periods for the quarterly reporting period March 31, 2028.
In December 2025, the FASB issued ASU 2025-11 — Interim Reporting (Topic 270) (“ASU 2025-11”) to clarify interim disclosure requirement and the applicability of Topic 270. An amendment added a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. The Company plans to adopt ASU 2025-11 for the reporting period December 31, 2028.
The Company does not believe any other recently issued but not yet effective accounting pronouncements will have a material effect on its consolidated financial statements.

Note 4: Revenue Recognition and Accounts Receivable
The Company’s disaggregated revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Temporary placement services	$313,961,556	$102,033,461	$559,531,850	$203,859,800
Brokerage services	2,509,985	—	4,482,812	—
Payrolling services	1,194,124	—	2,133,112	—
Permanent placement and other services	2,141,110	863,532	3,545,894	1,846,000
Total service revenues, net	$319,806,775	$102,896,993	$569,693,668	$205,705,800
When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because substantially all of its revenues are from placement services, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from its revenue generating activities. For the three and six months ended June 30, 2026, and the three months ended June 30, 2025, no customers accounted for more than 10% of the Company’s consolidated revenues. For the six months ended June 30, 2025 one customer accounted for 11% of the Company’s consolidated revenues. No other customers accounted for more than 10% of the Company’s consolidated revenues in either period. Economic factors specific to this customer could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.
Contract assets consist of revenue recognized related to claims for which clients have received economic value but has not been through the clients’ standard approved procedures as of the balance sheet date. Approval is expected, and upon approval the amounts owed will become unbilled accounts receivable if they have not yet been invoiced or accounts receivable upon invoicing. The Company records contract liabilities (deferred revenue) when payments are made or due prior to the related performance obligations being satisfied. The current portion of contract liabilities is included in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets. Refer to Note 9: Accrued Expenses and Other Current Liabilities for further information. The Company does not have any long-term contract liabilities. Contract assets were $105,595,021 and $0 as of June 30, 2026 and December 31, 2025, respectively
Unbilled accounts receivable were $5,481,333 and $4,242,245 as of June 30, 2026 and December 31, 2025, respectively. Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment upon receipt of invoice.
Accounts receivable is as follows:

	June 30, 2026	December 31, 2025
Accounts receivable	$182,460,232	$68,973,316
Allowance for doubtful accounts	(2,456,839)	(3,222,723)
Accounts receivable, net	$180,003,393	$65,750,593
The Company’s accounts receivable serve as collateral for the Revolver and the Term Note (see Note 8: Debt) has a second lien after the Revolver.
The Company recognized $1,963,045 and $0 bad debt expense during the periods ended June 30, 2026 and June 30, 2025, respectively.
None of the Company’s customers accounted for more than 10% of the Company’s accounts receivable as of June 30, 2026 and December 31, 2025.

Note 5: Property and Equipment
Property and equipment consisted of the following:

	June 30, 2026	December 31, 2025	Estimated Useful Life
Computer equipment and software	$1,864,736	$870,685	2 years to 5 years
Office equipment	1,159,514	94,876	2 years to 5 years
Furniture and fixtures	1,820,335	169,258	3 years to 7 years
Vehicles	70,064	—	5 years to 7 years
Buildings	53,186	—	10 years
Leasehold improvements	73,912	18,420	Lesser of lease term or asset life
Total	$5,041,747	$1,153,239
Less: accumulated depreciation and amortization	(3,669,218)	(914,032)
Property and equipment, net	$1,372,529	$239,207
Total depreciation expense of $124,252 and $34,416 was recorded during the three months ended June 30, 2026 and 2025, respectively, and $244,182 and $111,942 was recorded during the six months ended June 30, 2026 and 2025, respectively, and is included in “depreciation and amortization” in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
Note 6: Intangible Assets and Goodwill
Intangible assets consisted of the following:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	$181,921,753	$(15,530,689)	$166,391,064	$35,000,000	$(10,117,777)	$24,882,223
Trade Name	26,596,120	(12,534,240)	14,061,880	12,400,000	(10,680,000)	1,720,000
Trademarks	2,181,662	(95,933)	2,085,729	—	—	—
Software	7,596,185	(4,216,373)	3,379,812	—	—	—
Website	137,880	(28,905)	108,975	—	—	—
Total intangible assets	$218,433,600	$(32,406,140)	$186,027,460	$47,400,000	$(20,797,777)	$26,602,223
Total amortization expense of $4,309,555 and $1,198,333 was recorded during the three months ended June 30, 2026 and 2025, respectively, and $8,521,719 and $2,396,666 was recorded during the six months ended June 30, 2026 and 2025, The Company continuously monitors for events and circumstances that could indicate that it is more likely than not that its finite lived intangible assets and other long-lived assets are impaired or not recoverable (a triggering event), requiring an interim impairment test. During the six months ended June 30, 2026, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, and overall financial performance of the Company. Based on the analysis of relevant events and circumstances, the Company concluded an impairment was not necessary as of June 30, 2026.
A summary of the activities related to the Company’s goodwill consists of the following:

Goodwill
Net book value at December 31, 2025	$—
Additions	469,071,654
Currency translation effects	(30,175,252)
Net book value at June 30, 2026	$438,896,402

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
The Company maintains operating leases for corporate and field offices. The Company’s leases have initial terms ranging from one month to five years, some of which include the option to renew, and some of which include an early termination option. During the six months ended June 30, 2026, the Company extended certain of its leases for periods ranging from one to three years.
The Company maintains finance leases for vehicles that have a lease term of four to five years.
Subleases
The Company has entered into sublease agreements for portions of its leased office buildings. The remaining enforceable lease term of the original lease is one year. The Company continues to recognize the right-of-use asset and lease liability for the original lease, while rental income from the subleases is recognized over the term of the sublease. The Company recognized rental income of $129,564 and $234,583 and for the three and six months ended June 30, 2026, respectively. The Company recognized rental income of $0 for both the three and six months ended June 30, 2025.
The following table summarizes the weighted-average remaining lease term and discount rate for operating and finance leases as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term for operating leases	2.24 years	2.31 years
Weighted-average discount rate for operating leases	3.73%	6.15%

Weighted-average remaining lease term for finance leases	3.33 years	N/A
Weighted-average discount rate for finance leases	3.79%	N/A
The following table summarizes the future minimum payments for operating and finance leases as of June 30, 2026, due in each year ending December 31:

	Minimum Lease Payments
Year	Operating Leases	Finance Leases
Remainder of 2026	$1,422,113	$376,368
2027	2,025,456	689,204
2028	914,101	557,265
2029	436,260	414,677
2030	59,859	128,901
Thereafter	6,448	—
Total lease payments	4,864,237	2,166,415
Less: imputed interest	(311,467)	(119,467)
Present value of lease liabilities	$4,552,770	$2,046,948

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
The table below provides a summary of the Company’s recognized debt:

	June 30, 2026	December 31, 2025
Revolver	$41,313,110	$49,454,401
Term Note - related party	56,872,782	—
Credit Agreement - related party	3,892,039	1,950,000
Promissory Note	—	1,375,000
Merger Note - related party	28,943,615	28,943,615
Convertible Note	161,961,751	—
Factoring debt	202,148,718	3,266,445
Other short-term debt	2,479,843	—
Acquisition loans	50,937,998	—
Seller loans	18,954,753	—
Less: unamortized debt issuance costs	(1,582,461)	(324,421)
Total debt	$565,922,148	$84,665,040

Current portion	$456,951,821	$55,838,759
Non-current portion	$108,970,327	$28,826,281
On April 29, 2025, the Company closed on a new revolving credit facility with a maturity date of April 29, 2028. See below for further information.
Debt Allocation Agreement
Lyneer and IDC entered into a debt allocation agreement (the “Allocation Agreement”) dated as of December 31, 2023, which specifies and allocates responsibility for repaying (or refinancing) the joint-and-several debts between Lyneer and IDC. The Allocation Agreement, which continues to be a valid and enforceable contract between Lyneer and IDC, states that repayment (or refinancing) of the Term Note, Seller Notes and Earnout Notes was assumed by and the responsibility of IDC. In the event IDC cannot repay any of the assumed debt and Lyneer is required to make payments, IDC is obligated to repay Lyneer for amounts paid on IDC’s behalf. The Company reassessed its accounting for joint-and-several liabilities under ASC 405-40 as of December 31, 2024 and concluded it is reasonably probable that IDC can repay their portion of the debt allocated per the Allocation Agreement and the Company does not expect to repay additional amounts on behalf of IDC. As a result, the Company has not recorded any liability related to these joint and several debt obligations in accordance with ASC 405-40. See Revolver (discussing the previous BMO Revolver), Term Note, Seller Notes and Earnout Notes below for those joint-and-several debts that are applicable to the Allocation Agreement.
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
On April 29, 2025, the Company’s subsidiary, Lyneer Staffing Solutions, LLC (“Lyneer”) entered into a Loan and Security Agreement (the “Loan Agreement”) with North Mill Capital, LLC (d/b/a SLR Business Credit (“SLR”)),

providing for a $70 million (“Advanced Limit”) senior secured revolving credit facility (the “Revolver”). The Loan Agreement replaced Lyneer’s prior senior secured revolving credit facility provided by BMO. Lyneer’s previous lender entered into a term loan shortfall of $6,000,000 with IDC and Lyneer for IDC’s shortfall owed to BMO, plus a $1,000,000 exit fee. The $6,000,000 term loan and $1,000,000 exit fee are joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement with IDC discussed above. BMO also assumed 3,439,803 shares of Atlantic International Corp previously owned by IDC as collateral for the new term loan. The Company incurred $188,351 in issuance costs and, according to ASC 470 — Debt (“ASC 470”), is deferring these costs and will amortize as an adjustment to interest expense over the remaining term using the effective interest method.
All the Company’s cash collections and disbursements are currently linked with bank accounts associated with the lender and funded using the Revolver. These borrowings are determined by the Company’s availability based on a formula of billed and unbilled accounts receivable as defined in the loan agreement.
The interest rate on the Revolver is calculated as 1.00% per annum above the Prime Rate, but not less than 5.75% per annum. The interest rate as of June 30, 2026 was 7.75% per annum.
The Revolver matures on April 29, 2028, unless the lender, at its option, in writing agrees to extend for a period of one year.
As of June 30, 2026, and December 31, 2025, the Company has recognized liability balances on the Revolver of $41,198,353, including $114,757 of unamortized deferred issuance costs and $49,308,253, including $146,148 of unamortized deferred issuances costs, respectively.
The Revolver contains certain customary covenants, including affirmative and negative covenants. On April 17, 2026, SLR notified Lyneer Staffing Solutions, LLC (“Lyneer”) of certain Events of Default as a result of (a) the occurrence of Events of Default described in the below-described letter from SPP to Atlantic dated March 30, 2026, and (b) Lyneer making certain payments to or for the benefit of Atlantic. See Note 11: Commitments and Contingencies for further discussion. On August 7, 2026, the Company and SPP entered into a settlement agreement. See Note 20: Subsequent Events for further discussion.
Under the terms of the Revolver, the Company is prohibited from making dividends or distributions to owners who are not also co-borrowers on the Revolver.
Total available borrowing capacity on the Revolver as of June 30, 2026 was $3,267,809.
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
On April 28, 2025, the Term Note lender foreclosed on IDC’s remaining 21,983,926 shares of Atlantic International Corp common stock (“IDC Shares”), after taking into consideration the shares assumed by BMO discussed above. This foreclosure was only related to IDC’s security provided to the lender under the Term Note and did not extend to the Company or its subsidiaries. The value of the IDC Shares on the day of the foreclosure was approximately $77,383,420 which far exceeded the liability due under the Term Note. As a result and considering the Allocation Agreement, the Company did not recognize a joint-and-several liability owed to SPP for the Term Note as of December 31, 2025.
As disclosed in Note 20: Subsequent Events, the Company and SPP subsequently agreed to a settlement agreement in August 2026 which provided a framework to settle obligations under the Term Note. The Settlement Agreement was accounted for as a Type I subsequent event with respect to the Term Note which is jointly-and-severally liable with IDC and the Company has recognized the $56,872,782 liability owed to SPP under the Term Note within the “Loss on settlement” line within the condensed unaudited consolidated statement of operations and comprehensive loss as of June 30, 2026.
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
As of both June 30, 2026, and December 31, 2025, the Company has derecognized the Seller Notes, as discussed above; therefore, the Company recognized liability balances of $0. The Seller Notes obligation is joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement with IDC discussed above. The Seller Notes are currently in default, but the note holders can take no action pursuant to the inter-creditor agreement with SLR.
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
As of both June 30, 2026, and December 31, 2025, the Company has derecognized the Earnout Notes, as discussed above; therefore, the Company recognized liability balances of $0. The Earnout Notes obligation is joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement with IDC discussed above. The Earnout Notes are currently in default, but the note holders can take no action pursuant to the inter-creditor agreement with SLR.
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
On July 22, 2024, the Company entered into an amendment to extend the maturity date of the Credit Agreement to June 18, 2026. The Company did not make the payment by the maturity date and is in default. On April 17, 2026, the lender notified the Company of certain defaults. See Note 11: Commitments and Contingencies for discussion.
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
On September 12, 2024, the Company entered into Amendment No 1 to the Convertible Promissory Note (“Amendment 1 to the Merger Note”) which extended the maturity date to the earlier of March 31, 2026 or the completion of at least a $40 million capital raise. Amendment 1 to the Merger Note was treated as a modification after the Company’s analysis according to ASC 470 and as such, the Company is deferring the $300,000 amendment fee and will amortize as an adjustment to interest expense over the remaining term using the effective interest method.
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
As of June 30, 2026, and December 31, 2025, the Company has recognized liability balances on the Merger Note of $28,873,215, including $70,400 of unamortized deferred issuance costs and $28,826,281, including $117,334 of unamortized deferred issuance costs, respectively.
See Note 20: Subsequent Events for information concerning the release, discharge and cancellation of the Merger Note as a result of the SPP settlement agreement entered into on August 7, 2026.
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

The Convertible Note contains provisions that relate to certain defined events of default, including bankruptcy, change of control or liquidation, cessation of operations, or failure to satisfy certain covenants contained in the Acquisition Agreement. Upon the occurrence of an event of default, the holder may declare the entire outstanding principal amount immediately due and payable. In addition, in the event of a default, interest accrues on the outstanding principal amount at a rate of 10% per annum from the date of the event of default until payment, together with any other amounts due under the Convertible Note. As of June 30, 2026, no events of default have occurred. The Company concluded the holder’s put option upon an event of default meets the definition of a derivative requiring bifurcation, however the fair value of such derivative was of nominal value.
Other than in the case of default, the Convertible Note does not provide the holder with one or more contingent redemption options.
As of June 30, 2026, the outstanding principal balance of the Convertible Note is $161,961,751, which reflects its carrying amount as of that date. The Company is accounting for the liability portion of the note using the stated interest rate of zero, accordingly no interest has been recognized for the quarter ended June 30, 2026. Due to the amount of the Company’s outstanding stock owned by the holder of the Convertible Note, the holder is a related party with respect to the Company and accordingly the Convertible Note is considered a note payable to a related party.
Factoring Debt
In connection with the Circle8 Acquisition, the Company assumed a receivables purchase agreement between Circle8 Group B.V. and Argentum Securities Ireland Plc (“Argentum”), which permits Circle8 Group B.V. to sell eligible billed and unbilled receivables to Argentum for cash proceeds in certain circumstances. This arrangement is akin to a revolving line of credit with a borrowing base of approximately 90% of Circle8 Group B.V.’s eligible receivables and a borrowing capacity limit of €174.9 million approximately $199.3 million as of June 30, 2026). As of the acquisition date of January 23, 2026, Circle8 Group B.V. had previously borrowed up to the facility limit of €174.9 million (approximately $199.3 million as of June 30, 2026). The facility includes multiple financial and non-financial covenants, including an over-collateralization provision requiring Circle8 Group B.V. to maintain an eligible receivables balance greater than 1.1111 times the amount borrowed under the facility. The facility matures on the earlier of May 18, 2029, or (i) upon an event of default or (ii) if Argentum exercises a subjective acceleration clause, which would require the facility to be repaid within 85 days. The Company pays a facility fee to Argentum monthly which is recognized in “other expenses, gains and losses” on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company can repay the facility at any time. The Company concluded that the facility, while legally described as a factoring agreement, does not qualify as a sale of a financial instrument under ASC Topic 860 — Transfers and Servicing, and continues to recognize receivables on the balance sheet and a liability recorded to reflect the consideration received. Circle8 Group B.V. was in compliance with all provisions of the facility as of June 30, 2026.
During 2025 and the six months ended June 30, 2026, the Company entered into the following agreements to sell future receivables which allows for the factoring of receivables.
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
•On April 29, 2026, the Company refinanced the then outstanding balances of its October 2025 factoring agreements above, into a new factoring agreement for $2,805,511 of receivables. The cash of $2,221,965, less $22,444 in origination fees, was used for the payoff. The refinancing was treated as a debt extinguishment after the Company’s analysis of ASC 470 and the Company recorded a $237,848 loss on debt extinguishment. The weekly payments are $55,665 and the imputed interest rate is 47.10%.
These agreements have a good faith term of twelve months, were made without recourse and also allow for a discounted repurchase price if the Company pays the cash proceeds back early. The Company has not made payments on the above remaining agreements since May 21, 2026 and is in default as of June 30, 2026. On August 6, 2026, the Company received a notice of default from the lender. See Note 20: Subsequent Events for further discussion.,

As of June 30, 2026, and December 31, 2025, the Company has recognized liability balances on the factoring agreements of $202,127,079, including $21,639 of unamortized deferred issuance costs and $3,205,506, including $60,939 of unamortized deferred issuance costs, respectively.
Other short-term debt
During the six months ended June 30, 2026, the Company entered into the following business loan service agreements with the same lender of the domestic factoring agreements above.
•On January 23, 2026, the Company entered into a loan for $2,000,000 and $20,000 in origination fees, with contractual payments totaling $2,500,000. The weekly payments are $48,077 and the imputed interest rate is 45.67%.
•On April 30, 2026, the Company entered into a loan for $1,050,000 and $10,500 in origination fees, with contractual payments totaling $1,312,500. The weekly payments are $25,240 and the imputed interest rate is 45.67%.
These agreements have a good faith term of twelve months, were made without recourse and also allow for a discounted repurchase price if the Company pays the cash proceeds back early. The Company has not made payments on the above remaining agreements since May 21, 2026 and is in default as of June 30, 2026. On August 6, 2026, the Company received a notice of default from the lender. See Note 20: Subsequent Events for further discussion.,
As of June 30, 2026, and December 31, 2025, the Company has recognized liability balances on other short-term debts of $2,463,482, including $16,361 of unamortized deferred issuance costs and $0, including $0 of unamortized deferred issuance costs, respectively.
Acquisition Loans
Swisslinx Acquisition Loan
In February 2023, Circle8 Switzerland AG entered into a loan agreement with Luzerner Kantonalbank AG (“LUKB”) as Lender, for a credit facility of up to Fr.29,000,000 (approximately $35,822,000 as of June 30, 2026) to partially finance the acquisition of 100% of the shares in Swisslinx AG and Swisslinx International Ltd. The facility has a maturity date of June 30, 2028. The facility provides for fixed advances with 3 or 6 month terms, or fixed loans with 2 to 5 year terms. The minimum amount per fixed advance or loan is Fr.2,000,000 (approximately $2,471,000 as of June 30, 2026), with a maximum of 5 credit tranches. The facility was fully drawn down at inception, with no additional advances as of June 30, 2026. The interest rate consists of the Swiss Average Overnight Rate (“SARON”) plus an applicable margin based on the net debt ratio each reporting period. If the SARON rate is negative, a rate of 0.00% is used as the base rate.
As of June 30, 2026, the margin was 3.70% and the interest rate was 3.70%. As of June 30, 2026, the Company has a recognized liability balance on the Swisslinx acquisition loan of $28,574,850. The Company did not make the June 30, 2026 principal payment of Fr.3,750,000 (approximately $4,632,000 as of June 30, 2026); however a formal default has not been declared by LUKB. Circle8 Switzerland AG and LUKB are in discussions on renegotiation of the loan terms.
Seven Stars Acquisition Loan
On October 26, 2022, Circle8 Group B.V. entered into a credit agreement with Beechbrook Capital, LLP, to partially fund the acquisition of all outstanding shares in the capital of Seven Stars Holding B.V. and each of its subsidiaries. The agreement provides a credit facility (“Facility B”) in the aggregate amount of €15,000,000 (approximately $17,091,000 as of June 30, 2026), and an available Accordion Facility for up to €15,000,000 (approximately $17,091,000 as of June 30, 2026) of additional borrowing capacity as an increase to Facility B or, alternatively, an additional term facility on a pari passu basis with Facility B. The maturity date is October 26, 2027. The interest rate on Facility B consists of the three-month EURIBOR (“EURIBOR 3M”) plus a margin of 8.50%, per annum. The variable leg of the loan attached to the EURIBOR 3M rate resets each interest period, which is defined as three months. Interest payments became due on December 31, 2022, and each March 31, June 30, September 30, and December 31, thereafter. As of June 30, 2026, the interest rate was 10.68%. As of June 30, 2026, the Company has a recognized liability balance on the Seven Stars acquisition loan of $16,824,365.
Königstein Acquisition Loans
On April 26, 2023, Circle8 GmbH entered into a loan agreement with Sparkasse KölnBonn to finance a portion of the purchase price payable under a share purchase agreement for the acquisition of 80% of the shares outstanding in

Konigstein Beratungsgesellschaft für EDV-Dienstleistungen GmbH. This loan agreement provided Circle8 with loans totaling up to €7,000,000 (approximately $7,976,000 as of June 30, 2026) in the following tranches:
Investment Loan A: Up to €4,500,000 (approximately $5,127,000 as of June 30, 2026) as an amortizing loan with payments of €250,000 (approximately $285,000 as of June 30, 2026) due at the end of each quarter, starting on December 30, 2023. The maturity date is March 31, 2028, with quarterly payments of €250,000 (approximately $285,000 as of June 30, 2026) The interest rate on the utilized amounts consists of the EURIBOR 3M, which resets quarterly, plus a margin of 3.20% per annum. As of June 30, 2026, the interest rate was 5.38%. As of June 30, 2026, the Company has a recognized liability balance on the Königstein Investment Loan A of $2,182,508. The Investment A loan was in default in the amount of €250,000 (approximately $285,000 as of June 30, 2026). The €250,000 payment was made in July 2026.
Investment Loan B: Up to €2,500,000 (approximately $2,849,000 as of June 30, 2026) as a bullet loan, with payment in full due on the maturity date of September 30, 2028. The interest rate on the utilized amounts consists of the EURIBOR 3M, which resets quarterly, plus a margin of 3.60% per annum. As of June 30, 2026, the interest rate was 5.78%. As of June 30, 2026, the Company has a recognized liability balance on the Königstein Investment Loan B of $2,507,929.
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
Seller Loans Entered into by Circle8 Group B.V.
Swisslinx Seller Loan
In March 2023, Circle8 Switzerland AG entered into a seller loan agreement with Swisslinx AG and Swisslinx International Limited to partially fund the acquisition of 100% of the shares in Swisslinx AG and Swisslinx International Limited. The agreement provided Circle8 Switzerland AG with a loan of Fr.13,500,000 (approximately $16,676,000 as of June 30, 2026) with a maturity date of July 1, 2028. The interest rate is 5.00% per annum. Principal payments of Fr.3,375,000 (approximately $4,169,000 as of June 30, 2026) and interest payments are due annually. As of June 30, 2026, the Company has a recognized liability balance on the Swisslinx seller loan of $16,165,000. The Swisslinx seller loan is currently in default in the amount of Fr.3,375,000 (approximately $4,169,000 as of June 30, 2026) due to litigation. See Note 11: Commitments and Contingencies for further information.
Fixed Today Seller Loan
In April 2022, Circle8 Group B.V. entered into a seller loan agreement with Payment Secured B.V. to partially fund the acquisition of 100% of the shares in Fixed Today Holding B.V. The agreement provided Circle8 Group B.V. with €2,000,000 (approximately $2,279,000 as of March 31, 2026). The Fixed Today seller loan had a maturity date of April 14, 2024.
As of June 30, 2026, the Company has a recognized liability balance on the Fixed Today seller loan liability of $2,278,800. The Fixed Today seller loan is currently in default in the amount of €2,000,000 (approximately $2,279,000 as of June 30, 2026).
Subsequent to the executed amendments of the Company’s debt obligations described herein, the future minimum principal payments on the Company’s outstanding debt are as follows:

As of June 30, 2026
Remainder of 2026	$16,103,536
2027	393,621,910
2028	68,070,727
2029	89,708,436
2030	—
Thereafter	—
Total	$567,504,609

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
Additionally, the Company entered into an agreement with Citibank, N.A. (“Citibank”) on March 5, 2019, whereby Citibank purchases specific receivables and pays the invoices at the discounted amount and the Company incurs a discount charge equal to the Secured Overnight Financing Rate plus 0.75% to process the payments. The discount charged ranged from 4.71% to 4.88% for the six months ended June 30, 2026.
The Company recognized total interest expense of $4,276,743 and $2,023,960 during the three months ended June 30, 2026 and 2025, respectively, and $7,831,413 and $3,308,782 during the six months ended June 30, 2026 and 2025, respectively. Interest expense related to the PEO was $1,018,013 and $2,150,746 for the three and six ended June 30, 2026, and $838,327 for the three and six months ended June 30, 2025. Interest expense related to the discount charge was $67,869 and $139,721 for the three months ended June 30, 2026 and 2025, respectively and $145,705 and $471,484 during the six months ended June 30, 2026 and 2025, respectively. $111,089 and $42,195 of deferred financing costs were recognized as a component of “interest expense” on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2026 and 2025, respectively, and $428,282 and $91,108 for the six months ended June 30, 2026, respectively.
Note 9: Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
Potential settlement offer for legacy stockholders	$8,723,200	$8,723,200
Accrued wages and salaries	4,111,166	1,839,016
Accrued commissions and bonuses	9,841,847	2,166,004
Accrued interest	4,169,056	767,717
Income and corporate tax payable	3,307,760	13,913
Invoices not yet received	98,524,520	—
Customer liabilities	1,149,455	—
VAT payable	3,544,102	—
Other accrued expenses and current liabilities	25,156,103	6,137,935
Total accrued expenses and other current liabilities	$158,527,209	$19,647,785
Legacy Stockholder Dividend Settlements
The Company upon the Merger on June 18, 2024, put in escrow 4,704,098 shares at a closing price of $2.36 per share valued at $11,101,671, as a reserve for the potential settlement amounts of Legacy SeqLL stockholders and was required to extend a settlement offer within 90 days from June 18, 2024. On September 10, 2024, the Company extended offers for settlement to the legacy stockholders, as a result of the Company failing to declare and pay a declared dividend as described in the Company’s filings, to issue shares of Atlantic International Corp stock at the then closing stock price of $6.45, which has no impact on the accrued expense balance. During 2025, the Company executed settlement agreements with certain stockholders, which amounted to $2,378,470 of value based on the issuance of 773,944 shares of common stock multiplied by the closing stock price on each respective date of settlement, which ranged from $2.03 - $6.20 per share. Accordingly, the Company reduced its accrued expense balance during 2025 to reflect such issuances. The offer has ended and for the six months ended June 30, 2026, there have been no additional settlement agreements executed and no additional shares have been issued.
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

Professional Employer Organization
The PEO is engaged to process the Company’s payroll which is subject to a periodic charge of 1.5% per calendar month for any unpaid balances. The total liability due to the PEO as of June 30, 2026 was $44,200,332, consisting of $38,461,363 of wages and salaries paid by the PEO and workers compensation accruals and $5,738,969 of accrued interest. The total liability due to the PEO as of December 31, 2025 was $32,894,331, consisting of $29,306,108 of wages and salaries paid by the PEO and $3,588,223 of accrued interest.
Share Settled Redemption Option Granted to PEO
On February 3, 2026, (the “Amendment Date”) the Company amended its agreement with the PEO, to whom it had a specific outstanding payable of $2,207,944 (“the Repayment Amount”). At the PEO’s option, at any time from March 16, 2026 to January 31, 2031, it may elect to settle any portion of the Repayment Amount by requiring the Company to issue shares of Common Stock with an aggregate value equal thereto, calculated using the quoted per-share closing price, equal to the amount designated by the PEO for share settlement. On June 11, 2026, the PEO exercised 1,268,933 shares at a aggregate value of $833,177 based on the Company’s closing price on said date. At June 30, 2026 the carrying value of the remaining obligation that can be settled in shares was $1,374,767. If the PEO elected full settlement of the remaining obligation on June 30, 2026, the Company would be required to issue 1,494,311 shares of its Common Stock to settle the obligation. As the number of shares to be issued varies inversely with the market value of the Company’s Common stock, there is no contractual limit on the number of shares that may be issued to settle the obligation.
On May 4, 2026, Employers Personnel, LLC ("EP"), the Company's PEO provider for Lyneer, delivered a notice alleging that Lyneer was in material default under the parties' Professional Employee Services Agreement. EP claimed the outstanding balance owed totaled approximately $37.4 million, which includes over $6.4 million in recent unpaid payroll funding advances, payroll taxes, fees and workers' compensation premiums.
Despite the alleged default, EP continued to provide payroll funding and maintain workers' compensation coverage for Lyneer's employees while the parties negotiated a resolution.
On May 4, 2026, the Company entered into a Common Stock Purchase Warrant Agreement (“CS Purchase Warrant Agreement”) with the PEO. The warrants are to satisfy an outstanding payable of $4,144,416. Pursuant to the agreement, the PEO has the option, at any time from May 15, 2026 through January 31, 2031, to elect to settle all or a portion of the repayment amount by requiring the Company to issue shares of its Common Stock having an aggregate value equal thereto, calculated using the quoted per-share closing price, equal to the amount designated by the PEO for share settlement. At June 30, 2026 the carrying value of the obligation that can be settled in shares was $4,144,416. If the PEO elected full settlement of the obligation on June 30, 2026, the Company would be required to issue 4,504,800 shares of its Common Stock to settle the obligation. As the number of shares to be issued varies inversely with the market value of the Company’s Common stock, there is no contractual limit on the number of shares that may be issued to settle the obligation.
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
Note 10: Retirement Plans
The U.S. maintains a 401(k) plan for qualified employees. The plan covers substantially all U.S.-based full-time employees of the Company who meet certain age and length of service requirements. There is no requirement for the

Company to match employee contributions to the plan. The Company did not contribute to the plan during the six months ended June 30, 2026.
The Company’s European subsidiaries participate in government-mandated social security programs in the jurisdictions in which they operate. The plans cover all employees of the European subsidiaries and function on a “pay-as-you-go” basis whereby contributions are made by the employer and the employee. These programs are administered by the government authorities and do not create any future payment obligations beyond the Company’s required contribution amounts as they become due. The Company recorded total statutory social security contributions in “cost of revenue” on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss of $21,069 and $0 for the three months ended June 30, 2026 and 2025, respectively and $43,780 and $0 for the six months ended June 30, 2026 and 2025, respectively. The Company recorded total statutory social security contributions in “selling, general and administrative” on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss of $433,404 and $0 for the three months ended June 30, 2026 and 2025, respectively and $869,253 and $0 for the six months ended June 30, 2026 and 2025, respectively.
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
On October 30, 2019, Rosanna Vargas filed a complaint in the Superior Court of New Jersey at Camden County against Lyneer and various defendants, including Lyneer’s client, alleging severe personal injury sustained at work. The case is now closed as to all parties. As a result of the matter, Lyneer’s client sought indemnification from Lyneer pursuant to an indemnification demand issued to Lyneer on June 10, 2022. Accordingly, Lyneer agreed to pay approximately $1,030,000 over 36 months, beginning in July 2023, to settle the claim. As of June 30, 2026, the Company owes $32,857 and has accrued this full amount, which is recognized in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets.
On January 6, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Los Angeles County, by Enrique Briseno as class representative. The Complaint was filed only against the Company’s client. The matter settled for $425,000, $300,000 of which is to be paid by the Company, and the remaining $125,000 is to be paid by the client. The settlement agreement was signed on December 17, 2024 and has been finalized and executed and provided to the Court for approval. As of June 30, 2026 the Company owes $150,000, which is recognized in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets. The remaining payments are due as follows: August 1, 2026-$75,000; and August 31, 2026-$80,674, which includes the employer’s side of payroll taxes of $5,674. The Company has not made the August 1, 2026 payment.
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
On August 1, 2023, a class action wage and hour PAGA complaint was filed in the Superior Court of California, County of San Bernardino, by Maria Reyes as class representative. The matter settled at a mandatory settlement conference held on October 10, 2025, for $925,000, which is recognized in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets. The Judgment on the PAGA settlement was entered on July 20, 2026. The settlement amount will be due in 90 days from that date, on or about October 16, 2026.
On December 9, 2024, BAC Rhino 3 Federal LLC (“Rhino”) filed a complaint in Suffolk County Superior Court, against Atlantic for breach of contract, seeking damages for accelerated rent, plus costs of collection and outstanding rent to date, for Atlantic’s default under the lease and failure to pay monies owed thereunder. On December 18, 2025, the Company and Rhino entered into a settlement agreement whereby the Company shall pay $1,000,000. As of June 30, 2026, the Company owes $770,000 and has accrued this full amount, which is recognized in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets The Company has agreed to monthly payments of $30,000 until the balance is paid in full.
On April 2, 2026, Atlantic and its Lyneer subsidiaries: Lyneer Investments, LLC, Lyneer Holdings, Inc. and Lyneer Staffing Solutions, LLC (collectively the “Lyneer Subsidiaries”) commenced a lawsuit in the Supreme Court of the State of New York, County of New York (Civil Index No. 154264/2026) against SPP. At the same time Atlantic is seeking a preliminary injunction with an Order to Show Cause and Temporary Restraining Order. Atlantic is seeking a preliminary injunction enjoining SPP from continuing to proceed as if the outstanding indebtedness owed under the loans at issue had not been satisfied.
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
Later, on April 2, 2026, Rick Arrowsmith, on behalf of SPP, and in response to the above-described lawsuit brought by the Company, commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company and its officers. Based on the unfounded alleged events of default, the plaintiff, appointed by SPP to take managerial control of the Lyneer subsidiaries. The plaintiff is seeking declaratory relief that he was able to remove all officers of the Company and is entitled to declaratory, preliminary and permanent injunctive relief to take control of the Company.
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
On August 7, 2026, the Company and SPP entered into a settlement agreement. See Note 20: Subsequent Events for further discussion.
Circle8 Switzerland AG Swisslinx Litigations
Earn-Out Claim and Seller Loan Suspension Claim Settlement – Swisslinx Acquisition
In March 2025, Circle8 Switzerland AG. asserted a claim of approximately Fr.24.6 million ($30.4 million as of June 30, 2026) against the sellers of Swisslinx International Ltd ("Swisslinx"), as well as against the W&I insurance company and Markel International Insurance Company Limited ("Markel"), in connection with alleged breaches of the Share Purchase Agreement dated February 22, 2023 (the "Swisslinx SPA"), including (to the extent this relates to the claim against the sellers) claims related to misleading and/or incorrect information. With respect to the claim against the sellers, an in-court settlement was reached in May 2026 whereby the sellers' claim of in total Fr.20,100,000 ($24,829,000 as of June 30, 2026) (see below under Earn-Out Claim – Swisslinx Acquisition and Seller Loan Suspension Claim – Swisslinx Acquisition) was reduced to Fr.10,100,000 (approximately $12,476,000 as of June 30, 2026). Parties are currently in the process of finalizing the settlement.
Earn-Out Claim – Swisslinx Acquisition
In July 2025, the sellers of Swisslinx initiated legal proceedings against Circle8 Switzerland AG (as buyer), as well as against Circle8 Group B.V. and De Staffing Groep Nederland B.V. (as guarantors), seeking payment of amounts allegedly outstanding under the earn-out arrangement agreed as part of the Swisslinx acquisition. The aggregate amount claimed by the sellers totals approximately Fr.6.6 million ($8.2 million as of June 30, 2026), comprising Earn-Out 1 of Fr.2.6 million ($3.2 million as of June 30, 2026), accounted for as contingent consideration, and Earn-Out 2 of Fr.4.0 million ($4.9 million as of June 30, 2026), accounted for as a compensation arrangement under U.S. GAAP. This total reflects the final calculated amount agreed upon following formal negotiations between the parties and subsequently accepted by the sellers. Circle8 Switzerland AG has disputed the sellers’ claim and has asserted its contractual rights in connection with its own claim arising from the alleged breaches of the Swisslinx SPA. Circle8 Switzerland AG has offset the Fr.6.6 million ($8.2 million as of June 30, 2026) earn-out against its asserted claim of Fr.24.6 million ($30.4 million as of June 30, 2026), rather than settling in cash. In addition, Circle8 Switzerland AG has issued a counterclaim against the sellers of Swisslinx in the first quarter of 2026 to seek damages arising from the alleged provision of misleading and/or incorrect information concerning the business of Swisslinx.
Circle8 Group B.V. believes its position is supportable and that it has meritorious defenses and claims.
Seller Loan Suspension Claim Settlement
In connection with the Swisslinx acquisition, the sellers also provided a seller loan in the amount of Fr.13,500,000 ($16,676,000 as of June 30, 2026) to Circle8 Switzerland AG. Based on the seller loan agreement, repayment of the seller loan is due in several installments up to and including 2028, with the legal possibility for Circle8 Switzerland AG to suspend payment of each installment for 12 months. The first installment of the seller loan has been suspended since May 2025 for a period of 12 months. Circle8 Switzerland AG has asserted rights to set-off and asserts its financial claims by declaring a set-off against the sellers’ entitlements, including earn-out payments and the seller loan. It further states that, as a precautionary measure, repayment of due obligations under the seller loan have been postponed until the dispute is fully resolved.
In May 2026, the parties reached an in-court settlement, whereby the sellers' claim of Fr.20,100,000 ($24,829,000 as of June 30, 2026) was reduced to Fr.10,100,000 (approximately $12,476,000 as of June 30, 2026). The parties are currently in the process of finalizing the settlement.

Note 12: Fair Value Measurements
A summary of the activities of Level 3 fair value measurements is as follows:

	Three Months Ended June 30, 2026
	Circle8 Benelux Warrant	Preferred Stock Purchase Warrant	Bifurcated Derivatives	Share Settled Earnout	Circle8 Contingent Consideration	Total
Beginning balance	$1,766,515	$4,450,000	$2,420,000	$5,600,000	$2,098,574	$16,335,089
Issuance	—	—	2,197,800	—	—	2,197,800
Settlements	—	(1,902,784)	(5,277,644)	—	—	(7,180,428)
Gain on warrant exercise	—	(639,808)	—	—	—	(639,808)
Change in fair value	4,313,485	(380,736)	817,298	—	251,426	5,001,473
Ending balance	$6,080,000	$1,526,672	$157,454	$5,600,000	$2,350,000	$15,714,126

	Six Months Ended June 30, 2026
	Circle8 Benelux Warrant	Preferred Stock Purchase Warrant	Bifurcated Derivatives	Share Settled Earnout	Circle8 Contingent Consideration	Total
Beginning balance	$—	$—	$—	$—	$—	$—
Assumed during Circle8 Acquisition	1,795,491	—	—	—	—	1,795,491
Issuance	—	5,970,000	4,457,800	5,600,000	2,098,574	18,126,374
Settlements	—	(1,902,784)	(5,277,644)	—	—	(7,180,428)
Gain on warrant exercise	—	(639,808)	—	—	—	(639,808)
Change in fair value	4,284,509	(1,900,736)	977,298	—	251,426	3,612,497
Ending balance	$6,080,000	$1,526,672	$157,454	$5,600,000	$2,350,000	$15,714,126

The Circle8 Benelux Warrant is recorded in “warrant liabilities, current” and the Preferred Stock Purchase Warrant is recorded in “warrant liabilities, non-current”, the Bifurcated Derivatives are recorded in “other liabilities”, the Share Settled Earnout and the Circle8 Contingent Consideration are recorded in “contingent consideration liabilities, current portion - related parties” on the accompanying unaudited condensed consolidated balance sheets. The Bifurcated Derivatives settlement amount includes $2,099,391 related to the embedded derivative liability attributable to the exercise of Preferred Stock Purchase Warrants, calculated as the three-month issuance amount of $2,197,800, less the waiver-fee component of $98,409. During the three months ended June 30, 2026, the Company settled bifurcated derivative liability associated with certain embedded features of its preferred stock. As a result of the settlement, the Company recorded a reduction in the liability of $5,277,644. The derivative liability was remeasured to fair value on June 30, 2026, with changes in fair value recognized for $977,298 in the “other expenses, gains and losses” line item of the unaudited condensed consolidated statements of operations and comprehensive loss, The income statement impact of changes in fair value of all items in the table above are recorded in the “other expenses, gains and losses” line item of the unaudited condensed consolidated statements of operations and comprehensive loss, with the exception of $98,409 included in the Issuance line of Bifurcated Derivatives in the table above, which is related to certain additional shares of Series B Preferred Stock issued on June 25, 2026 for no additional consideration, and is recorded, along with the fair value of the host instrument, in the “selling, general and administrative” line item of the accompanying unaudited condensed consolidated statement of operations and comprehensive loss. During the six months ended June 30, 2026, the Company recorded aggregate realized gains of approximately $640,000 on the exercise of the Series B Preferred Stock Warrants which are included in “other expenses, gains and losses” in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss. See Note 15: Warrants, Mezzanine Preferred Stock and Mezzanine Equity for further discussion regarding the warrants and the additional Series B Preferred Stock issuance.

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
The provisional fair value and June 30, 2026 fair value of the Circle8 Benelux Warrant were determined using a Monte Carlo simulation model that simulated the equity value based on a Geometric Brownian Motion framework.
Significant inputs used in the model to derive the provisional fair value used as of December 31, 2025 are as follows:

Estimated term	1 year
Estimated annual volatility of underlying stock	46%
Risk-free interest rate	3.5%
Significant inputs used in the model at June 30, 2026 are as follows:

Estimated term	0.75 years
Estimated annual volatility of underlying stock	50%
Risk-free interest rate	4.01%
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

Expected revenue volatility	4.8%
Revenue discount rate	4.5%
Risk-free interest rate	3.4%
Significant inputs used in the model at June 30, 2026 are as follows:

Expected revenue volatility	3.2%
Revenue discount rate	7.1%
Risk-free interest rate	3.9%
Series B Preferred Stock, Bifurcated Derivatives and Preferred Stock Purchase Warrant
The fair value of the Preferred Stock Purchase Warrant was determined using a Black-Scholes model that incorporates the use of a Monte Carlo simulation to determine the input representing the value of the underlying Series B Preferred Stock. The result was equivalent to a fair value of $636 for each of the remaining 2,400 separately exercisable units of the warrant as of June 30, 2026. The Preferred Stock Purchase Warrant is categorized as a Level 3 fair value measurement because the Company utilizes significant unobservable inputs, including the estimated fair value of the underlying Series B Preferred Stock, estimated volatility and expected term. Significant inputs used in the model at June 30, 2026 are as follows:

Estimated term	1 years
Estimated annual volatility	60%
Annual variance	36%
Risk-free interest rate	4.0%
Strike price for each underlying share	$1,000
The underlying per share fair value of the Series B Preferred Stock as of June 30, 2026 was determined as follows:
Common Stock prices were simulated using Geometric Brownian Motion on a daily basis through the end of the term. Then the Series B Preferred Stock was determined to either convert to Common Stock or receive its stated value plus accrued but unpaid dividends, whichever was more economically advantageous. Significant inputs used in the model at June 30, 2026 are as follows:

Common Stock price	$0.92
Simulation Term	5 years
Risk-free interest rate	4.1%
Expected annual volatility	60%
Annual dividend rate	5% - 18%
The initial fair value of the Series B Preferred Stock was also measured at March 20, 2026 using the same methodology employed at March 31, 2026 which resulted in a per share fair value of $2,002. Significant inputs used in the model at March 20, 2026 are as follows:

Common Stock price	$4.38
Simulation Term	5 years
Risk-free interest rate	4.0%
Expected annual volatility	60%
Annual dividend rate	5% - 18%
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
The “with” scenario at March 20, 2026 produced an estimated per share fair value of the Series B Preferred Stock of approximately $2,002 resulting in an aggregate fair value of approximately $11,210,000 for the Series B Preferred Stock. The corresponding “without” scenario produced an estimated per share fair value of the Series B Preferred Stock of approximately $1,598, resulting in aggregate fair values of approximately $8,950,000 for the Series B Preferred Stock. The approximate $2,260,000 difference between the “with” and “without” scenarios was recorded as the initial fair value of the Bifurcated Derivatives. The Company subsequently remeasured the bifurcated derivatives attributable to the remaining 240 shares outstanding at June 30, 2026 using a consistent valuation methodology, resulting in a fair value of $157,454 or $656 per share versus $404 per share at issuance. The increase in fair value during the period was primarily due to changes in the Company’s common stock price and the resulting effect on the expected economic outcomes of the bifurcated features.

Issuances of new Bifurcated Derivatives during the six months ended June 30, 2026, result from the exercise of Preferred Stock Purchase Warrants during the six months and the issuance of 150 additional shares of Series B Preferred Stock as payment of a waiver fee. Settlements of Bifurcated Derivatives during the six months ended June 30, 2026, were due to the redemptions of the associated shares of Series B Preferred Stock in which the derivatives were embedded.
The bifurcated derivative liability is classified as a Level 3 fair value measurement because the valuation relies on significant unobservable inputs and simulation-based techniques.
Note 13: Segment Reporting
The Company reports information about operating segments in accordance with ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. Circle8 Group B.V. and Lyneer each provide similar staffing/consulting services and use similar service delivery processes. However, Circle8 Group B.V. focuses on the European market, providing workplace solutions to enterprises, technology companies, financial institutions, and public-sector organizations, while Lyneer focuses on accounting, finance, customer service, hospitality, professional and medical, and light industrial staffing placement in the U.S. market.
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
Circle8 Group B.V. is comprised of multiple entities in various European countries, and each country’s operation (e.g. staffing company brand) is its own business unit and has its own business activities, managing director, and subsidiaries with discrete financial information. Accordingly, each business unit/country operation represents a component under ASC 280. The managing directors are all accountable to the Circle8 Group B.V. segment manager.
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
The Company does not have intra-entity sales. Transfers between the segments were immaterial for the three and six months ended June 30, 2026.

Segment information for the three and six months ended June 30, 2026 consisted of the following:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Domestic	International	Domestic	International
Service revenue, net	$113,815,710	$205,991,065	$218,454,562	$351,239,106
Cost of revenue	103,840,287	192,163,225	197,362,481	327,101,871
Gross profit	9,975,423	13,827,840	21,092,081	24,137,235
Selling, general and administrative	22,805,028	11,960,700	45,833,123	20,930,358
Depreciation and amortization	1,224,245	3,209,561	2,452,747	6,313,153
Loss from operations	(14,053,850)	(1,342,421)	(27,193,789)	(3,106,276)
Loss on debt extinguishment	237,848	—	4,826	—
Loss on settlement	60,414,821	—	60,414,821	—
Interest expense	3,081,291	1,195,452	5,608,689	2,222,724
Other expenses, gains and losses	48,180	7,377,903	10,301,916	9,661,030
Net loss before provision for income taxes	(77,835,990)	(9,915,776)	(103,524,041)	(14,990,030)
Income tax benefit/(expense)	(24,052)	1,407,100	(16,129)	1,472,358
Net loss	$(77,860,042)	$(8,508,676)	$(103,540,170)	$(13,517,672)
The Company had one reportable segment as of June 30, 2025 and segment information for the three and six months ended June 30, 2025 consisted of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Domestic
Service revenue, net	$102,896,993	$205,705,800
Cost of revenue:	91,478,299	183,100,984
Gross profit	11,418,694	22,604,816
Selling, general and administrative	18,870,535	38,270,014
Depreciation and amortization	1,232,750	2,469,139
Loss from operations	(8,684,591)	(18,134,337)
Interest expense	2,023,960	3,308,782
Net loss before provision for income taxes	(10,708,551)	(21,443,119)
Income tax expense	(9,618)	(19,235)
Net loss	$(10,718,169)	$(21,462,354)
Note 14: Concentrations of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
Cash in Excess of FDIC Insured Limits
The Company places its cash and cash equivalents with financial institutions which it believes are of high creditworthiness. The Company has bank accounts in the U.S. as well as countries in Europe in which it operates. The Company’s Deposits in the U.S. are with banks insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The FDIC insures deposits at member banks up to $250,000 per depositor. The Company also holds a portion of its cash and cash equivalents in accounts with foreign financial institutions that are not federally insured. The Company’s cash balances with US banks in excess of FDIC insured limits amounted to $2,783,406 and $0 as of June 30, 2026 and December 31, 2025, respectively.
The Company has not experienced any losses with regard to its bank accounts and believes it does not pose a significant credit risk to the Company.

Other Concentrations
As of June 30, 2026 and December 31, 2025, the Company has a deposit related to workers’ compensation insurance in the amount of $8,000,000 with a professional employer organization (“PEO”). The PEO is the employer of record for substantially all of the Company’s engagement professionals, and as such certain costs of revenue are paid to the PEO and subsequently distributed to Company engagement professionals. See Note 9: Accrued Expenses and Other Current Liabilities for information concerning a notice of default sent by the PEO.
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
Concurrent with the filing of the Certificate of Designations, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”), whereby it agreed to sell to the Purchaser (the “Offering”) (i) 5,600 shares of the newly established Series B Preferred Stock, which has a stated value of $1,070 per share (the “Stated Value”) for a purchase price of $1,000 per share, and warrants (the “Preferred Stock Purchase Warrants”) to purchase up to 2,400 shares of Series B Preferred Stock at an exercise price of $1,000 per share, subject to adjustment (the “Warrant Shares”).
The Offering was completed on March 20, 2026 (the “Series B Preferred Stock Closing Date”). The cash proceeds from the Offering were $5,565,000, which is net of a deduction of $35,000 to compensate the holder for the transaction expenses incurred by them.
The Series B Preferred Stock ranks senior to the Company’s Common Stock with respect to dividend payments, redemption rights, distributions and payments upon the liquidation, dissolution and winding up of the Company. Each share of Series B Preferred Stock entitles the holder to dividends initially equal to 5.0% of the stock’s Stated Value, per annum payable quarterly in cash or shares of Series B Preferred Stock, at the option of the Company. The dividends are cumulative and as of June 30, 2026, the Company has accrued $146,604 of dividends payable to Series B Preferred Shareholders for the period from Series B Preferred Share Closing Date through June 30, 2026.
If the closing value of the Company’s Common Stock is less than an established Floor Price (initially set at $2.25 per share) then in effect, for five consecutive days, the dividend rate increases to 18.0% of the Stated Value of the Series B Preferred Stock per annum. The Floor Price is subject to adjustment on the 40th business day after the Series B Preferred Share Closing Date (the “Floor Reset Date”). The adjusted Floor Price will be equal to 65% of the lowest closing price of the Common Stock during the 15 trading days immediately preceding the Floor Reset Date but in no case will the adjustment increase the Floor Price. The Floor Reset Date occurred on May 15, 2026 at which time the Floor Price was reset to $0.8255. During the quarter ended June 30, 2026 the Company’s Common Stock closed below the Floor Price for five consecutive days and the dividend rate was therefore adjusted to 18.0% effective April 23, 2026.
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
The Company’s Series B Preferred Stock contains variable share settlement provisions which are predominantly based to a fixed monetary amount. Accordingly, settlements of the Company’s Series B Preferred Stock pursuant to such terms are accounted for as share-settled redemptions, rather than fixed share conversion. Preferred Stock During the Initial Conversion Price Period the closing price of the Company’s common stock fell below 85% of the Initial Conversion Price and as a result, the Market Conversion Price became effective for all settlements of Series B Preferred Stock that occurred during the quarter ending June 30, 2026. Share settled redemptions occurred on various dates within the quarter ending June 30, 2026 at prices ranging from $0.8255 per share to $3.09 per share.
On June 25, 2026, the Company issued an additional 150 shares of Series B Preferred Stock to the Holder as a fee for a waiver of certain obligations under the Certificate of Designations. The shares were issued for no additional consideration and the fair value of the Series B Preferred Stock, inclusive of bifurcated derivatives, was $239,193 which the Company recorded as an expense. The waiver fee is included in “selling, general and administrative” expenses on the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.
At June 30, 2026, the aggregate outstanding shares of Series B Preferred Stock were convertible into 311,084 shares of the Company’s Common Stock.
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
The Series B Preferred Stock is not considered mandatorily redeemable, however the Series B Preferred Stock is redeemable upon events not solely in the Company’s control. Accordingly, the Company determined that mezzanine treatment is appropriate for the Series B Preferred Stock and has presented it as such in the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of changes in mezzanine equity and stockholders’ deficit.

The Company concluded that the holder redemption features within the Series B Preferred Stock met all requirements for bifurcation and accordingly the Company separately recognized a liability embodying the estimated fair value of these features (the “Bifurcated Derivatives”) upon both the initial issuance, and subsequent issuances upon the exercise of Series B Preferred Stock Warrants, of Series B Preferred Stock. Refer to Note 12: Fair Value Measurements for additional information regarding the valuation of the Bifurcated Derivatives.
The Preferred Stock Purchase Warrant was issued as part of the Offering initially accounted for as a liability by the Company and accordingly is required to be measured initially and subsequently at fair value with changes thereto recorded within net income. The Company valued the Preferred Stock Purchase Warrant initially at fair value upon issuance using a Black-Sholes model (see Note 12: Fair Value Measurements for additional information). The Company concluded that fair value of the Preferred Stock Purchase Warrant on the Series B Closing Date was $5,970,000, which exceeded the gross proceeds received. Accordingly, the Company determined that the appropriate accounting for the Offering was to value all instruments issued to the Purchaser at fair value and record the excess of this fair value over the proceeds received as a loss within net income. The Company concluded that the aggregate fair value of the Series B Preferred Stock issued amounted to $11,208,736 and accordingly recognized a loss upon the consummation of the Offering as follows:

Series B Preferred Stock, fair value (inclusive of Bifurcated Derivatives)	$11,208,736
Preferred Stock Purchase Warrant, fair value	5,970,000
Less: Proceeds received	5,565,000
Loss on issuance	$(11,613,736)
The Company determined certain features embedded in the Series B Preferred Stock met the requirements to be separately accounted for as derivative instruments. These features have been accounted for as a single compound derivative and had a fair value on March 20, 2026 of $2,260,000, the residual Series B Preferred Stock host had a fair value of $8,948,736 (the “Initial Host Amount”). At issuance, the Company recognized the Series B Preferred Stock at the Initial Host Amount. See Note 12: Fair Value Measurements for additional information about the valuation of the Series B Preferred Stock and the Bifurcated Derivatives.
The Preferred Stock Purchase Warrant is exercisable at any time on or after March 20, 2026 and expires on February 20, 2027, subject to extension under certain circumstances. The Preferred Stock Purchase Warrant is a freestanding instrument. The Company determined that the Preferred Stock Purchase Warrant did not satisfy the conditions to be accounted for as an equity instrument and, accordingly, classified the warrant as a liability upon issuance. Refer to Note 12: Fair Value Measurements for additional information regarding the valuation of the Preferred Stock Purchase Warrant liability. At June 30, 2026 the aggregate outstanding Preferred Stock Purchase Warrant was convertible into 2,400 shares of Series B Preferred Stock. If the Preferred Stock Purchase Warrant was exercised on June 30, 2026 the 2,400 shares of Series B Preferred Stock received upon exercise would be convertible into 3,110,842 shares of the Company’s Common Stock.
Circle8 Benelux Warrants
As a result of the Circle8 Acquisition, the Company assumed a warrant (the “Circle8 Benelux Warrant”) that had been previously issued by Circle8 Benelux B.V. (“Circle8 Benelux”). Upon the consummation of the Circle8 Acquisition, Circle8 Benelux became a consolidated subsidiary of the Company. The Circle8 Benelux Warrant expires on April 1, 2027. The Circle8 Benelux Warrant enables the holder to acquire a 9.8% equity interest in Circle8 Benelux for an aggregate exercise price of €784,000 (approximately $893,000 at June 30, 2026). The holder of the Circle8 Benelux Warrant may also elect to cash-settle the warrant during the final year during which it is outstanding, for an amount that is equal to 9.8% of the product of eight times the prior year EBITDA of Circle8 Benelux, less downward adjustments for certain debt-like items. The Circle8 Benelux Warrant has been recorded in “warrant liabilities, current” on the accompanying unaudited condensed consolidated balance sheet. The Circle8 Benelux Warrant was provisionally measured on the Circle8 Acquisition Date based on Circle8’s carrying value thereon, and revalued at June 30, 2026. Refer to Note 12: Fair Value Measurements for additional information regarding the valuation of the Circle8 Benelux Warrants.
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
On November 15, 2022, Lyneer and IDC as co-borrowers issued Year 1 Earnout Notes to LMH with a total balance of $5,127,218. The balance of the Year 1 Earnout Notes payable was $0 as of both June 30, 2026 and December 31, 2025. On January 16, 2024, Lyneer and IDC as co-borrowers issued Year 2 Earnout Notes to LMH with a total balance of $2,013,041. The balance of the Year 2 Earnout Notes payable to LMH was $0 as of both June 30, 2026 and December 31, 2025. On the date of the Merger, the Company derecognized this debt. Refer to Note 8: Debt for additional information.
Interest expense incurred on the Earnout Notes to LMH totaled $0 for both the three months ended June 30, 2026 and 2025.
Transactions with Officers
As of June 30, 2026, the Company has a receivable from officers of $628,809 related to payroll taxes as a result of RSU vestings, which is included in “due from related parties, current” in the accompanying unaudited condensed consolidated balance sheets.

Transactions with IDC
The Company and IDC were co-borrowers and were jointly and severally liable for principal and interest payments under the BMO Revolver, the Term Loan related to the BMO Revolver, the Term Note, the Seller Notes and the Earnout Notes.
As a result of the Merger, the Company was required to file short-term income tax returns for the periods of January 1, 2024 to June 18, 2024 and June 19, 2024 to December 31, 2024. For the first short-period, Lyneer and IDC filed consolidated income tax returns in certain states. In connection with this arrangement the Company has recorded a liability payable to IDC for taxes payable by IDC which represented taxes attributable to the Company’s operations included on consolidated state and local income tax returns filed by IDC. These amounts were determined by calculating the Company’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $548,432 as of both June 30, 2026 and December 31, 2025, and are included in “other assets”, on the accompanying unaudited condensed consolidated balance sheets. For the second short-period ended December 31, 2024, Lyneer has filed consolidated income tax returns with Atlantic International Corp.
Total amounts receivable from IDC, amounted to $0 as of June 30, 2026 due to a one-time valuation allowance of $2,903,284 during the six months ended June 30, 2026 related to the two year anniversary of carrying balances related to IDC, thereby fully reserving the receivable balance. Total amounts receivable from IDC, amounted to $1,369,833 as of December 31, 2025, and is included in “other assets”, on the accompanying unaudited condensed consolidated balance sheets. This consists of $500,000 related to the expenses paid by Lyneer for the balance remaining on the BMO Revolver rolled into the current Revolver, $1,418,265 related to expenses incurred by IDC and paid by the Company and $548,432 payable to IDC for taxes payable. There are no formalized repayment terms.
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
On June 18, 2024, the Company entered into a $35,000,000 Merger Note with IDC. See Note 8: Debt and Note 20: Subsequent Events for further discussion. Additionally, IDC was issued 25,423,729 shares of the Company’s common stock at a market value of $2.36 per share, or $60,000,000 in the aggregate.
On April 28, 2025, IDC was no longer considered a related party according to ASC Topic 850 — Related-party Disclosures.
Transactions with SPP Credit Advisors, LLC (“SPP”)
SPP is a related party due to being a beneficial owner of more than 5% of the Company’s Common Stock. On June 18, 2024, the Company entered into a Credit Agreement with SPP in the principal amount of $1,950,000 at an interest rate of 5% per annum. See Note 8: Debt for further information. On August 7, 2026, the Company and SPP entered into a settlement agreement. See Note 20: Subsequent Events for further discussion.
Transactions with Axiom and Related Entities
The Axiom Consulting Agreement and Axiom Netherlands Consulting Agreement stipulate that Axiom and Axiom Netherlands, respectively, will provide ongoing services consisting of advisory, management, strategic, operational and transaction support services to Circle8. The Axiom Consulting Agreements have an initial term of one year, and thereafter automatically renew for successive periods of one year, unless terminated by either party giving at least 3 months prior written notice. Pursuant to the Axiom Netherlands Consulting Agreement, the Company is required to pay Axiom Netherlands €2,400,000 (approximately $2,735,000 as of June 30, 2026) annually, with four equal payments invoiced in advance on a quarterly basis and payable within 30 days of the invoice date. Pursuant to the Axiom Consulting Agreement, the Company is required to pay Axiom €1,200,000 (approximately $1,367,000 as of June 30, 2026) annually, with four equal payments invoiced in advance on a quarterly basis and payable within 30 days of the invoice date. The Company recognized $1,161,164 as expense under the Axiom Consulting Agreements during the six months ended June 30, 2026, which is included in “selling, general and administrative” in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.
The Company additionally incurred $33,962 related to independent contractors placed by Axiom during six months ended June 30, 2026, which is included in “selling, general and administrative” in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.
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
Restricted Stock Units
The Company has granted 1,170,510 RSUs to employees, which are fully vested, and 1,000,000 RSUs to non-employees, which are fully vested, during the six months ended June 30, 2026. As of June 30, 2026, the Company had 0 unvested RSUs.
The following table summarizes the Company’s restricted stock activity consisting of RSUs:

	Shares Outstanding	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2025	6,754,124	$4.91
Granted	2,170,510	$1.59
Vested	(8,924,634)	$4.10
Unvested at June 30, 2026	—	$—
The vesting date fair value of RSUs that vested during the six months ended June 30, 2026 and 2025 was $4.10 and $2.36, respectively. 8,924,634 and 241,938 shares vested during the six months ended June 30, 2026 and 2025, respectively. The weighted-average grant date fair value per share of awards granted during the six months ended June 30, 2026 and 2025 was $1.59 and $5.91, respectively. As of June 30, 2026, there was $0 of unrecognized stock-based compensation related to RSUs outstanding.

Stock Options
Stock options to purchase the Company’s common stock are granted to employees and directors, upon approval by the Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in four years, in equal installments beginning one year from the date of grant, and generally expire five years from the date of grant. The fair value of the Company’s stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has granted 1,625,000 stock options to employees during the six months ended June 30, 2026. The weighted-average grant date fair value of the stock options granted during the six months ended June 30, 2026 and 2025 was $1.69 and $2.37, respectively.
The following table summarizes the Company’s stock option activity:

	Stock Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,000,000	$2.67	$—
Granted	1,625,000	$1.85
Forfeited	(1,100,000)	$2.25
Outstanding at June 30, 2026	1,525,000	$1.82	$—

Exercisable at June 30, 2026	—	$—	$—
Vested or expected to vest at June 30, 2026	1,525,000	$1.82	$—
As of June 30, 2026, there was $1,928,847 of unrecognized stock-based compensation related to stock options outstanding and the average remaining contractual life on outstanding options was 3.48 years.
Stock-based compensation expense is included in “selling, general and administrative” on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense	$772,933	$6,291,751	$4,603,918	$12,309,724
Shares retained to fund withholding taxes and the value of shares retained to fund withholding taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares retained to fund withholding taxes	—	—	2,026,237	—
Value of shares retained to fund withholding taxes	$—	$—	$2,694,895	$—
Common Stock Issuances for Services Performed
During the six months ended June 30, 2026, the Company issued 24,429 shares of the Company’s common stock outside of the Incentive Plan for prior services performed at an issuance stock price of $3.07. During the six months ended June 30, 2025, the Company issued 65,148 shares of the Company’s common stock outside of the Incentive Plan for prior services performed at an issuance stock price range of $4.64 - $5.85.
Note 18: Income Taxes
For the three months ended June 30, 2026 and 2025, the Company recorded an income tax expense (benefit) of $1,383,048 and $9,618 and $1,456,229 and $19,235 for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 was 1.2% and 0.1%, respectively. The effective tax rate for the six months ended June 30, 2026 differs from the statutory rate primarily as a result of having a full valuation allowance maintained against our U.S. net deferred tax assets, along with certain foreign deferred tax assets, as well as foreign rate differential on foreign jurisdictions for which we do not maintain a valuation allowance. The change in effective tax rate between the periods was primarily due to the tax benefit associated with foreign jurisdictions where we do not maintain a valuation allowance.
The application of purchase accounting resulted in a provisional recognition as of January 23, 2026 of $33,266,355 in deferred tax liabilities, net related to book-to-tax temporary differences for recognized intangible assets. As of June 30, 2026, the deferred tax asset was $0 and the deferred tax liability of $29,738,302.
As of June 30, 2026, the Company maintained a valuation allowance against all of its U.S. deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.
Note 19: Earnings per Share
Basic net loss per share is computed by dividing net loss attributable to Atlantic common stockholders by the weighted-average number of Atlantic common shares outstanding during the period.
Series B Preferred Stock is a participating security for purposes of ASC 260. The Company applies the two-class method in computing earnings per share. Because the Series B Preferred Stock does not participate in losses or negative undistributed earnings beyond its earned dividend for the period, no residual net loss was allocated to the Series B Preferred Stock for the six months ended June 30, 2026. For purposes of determining diluted earnings per share, the Company evaluates the Series B Preferred Stock under both the two-class method and the if-converted method and reports the more dilutive result, if any. Preferred stock dividends reduce income available to common stockholders in basic EPS, and when there is a net loss, the preferred dividend increases the loss attributable to common stockholders. The “gain on redemption of preferred stock” results from the variable share-settled redemptions of Series B Preferred Stock effectuated through the issuance of the Company’s Common Stock.
On January 23, 2026, in connection with the Circle8 Acquisition, the Company recognized a redeemable NCI representing the common stock of Circle8 Consulting held by the noncontrolling holder. The Company elected to treat the full change in redemption value of that redeemable NCI as a deemed dividend for earnings per share purposes. Because the redeemable NCI is in the form of common stock redeemable at an amount other than fair value, the periodic accretion affects the EPS numerator. Consistent with the Company’s policy election, the $2,142,883 accretion recorded during the six months ended June 30, 2026 was treated as a reduction of income available to Atlantic common stockholders. Because the Company had an accumulated deficit as of June 30, 2026, the accretion was recorded as a reduction of additional paid-in capital rather than retained earnings. The redeemable NCI represents common stock of Circle8 Consulting, not Atlantic common stock, and therefore does not increase the denominator of Atlantic’s basic or diluted earnings per share.
For the six months ended June 30, 2026, net loss attributable to Atlantic common stockholders for basic and diluted earnings per share was further reduced by the earned and payable Series B Preferred Stock dividend of $146,604. ASC 260 requires the Company to start from income (loss) attributable to the parent after allocation to NCI and then deduct preferred dividends and other dividend-like adjustments in arriving at income (loss) available to common stockholders.
Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue Atlantic common stock were exercised, converted, or settled in shares. For the six months ended June 30, 2026 and 2025, the Company reported net losses and, accordingly, all potential common shares were antidilutive and excluded from diluted earnings per share. As a result, diluted net loss per share equals basic net loss per share for each period presented

`The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to Circle8	$(86,368,718)	$(10,718,169)	$(117,114,843)	$(21,462,354)
Less: Series B Preferred Stock dividend	(136,617)	—	(146,604)	—
Plus: Gain on redemption of preferred stock	7,144,244	—	7,144,244	—
Less: Deemed dividend from accretion of redeemable NCI	—	—	(2,142,883)	—
Net loss available to Circle8 common stockholders	$(79,361,091)	$(10,718,169)	$(112,260,086)	$(21,462,354)
Denominator:
Weighted-average Circle8 common shares outstanding, basic and diluted	80,971,660	54,553,905	77,508,866	54,266,337
Net loss per share, basic and diluted	$(0.98)	$(0.20)	$(1.45)	$(0.40)
Excluded anti-dilutive shares	127,481,264	5,435,970	127,481,264	5,223,301
The Company used the following methods in evaluating potential common shares for diluted earnings per share:
•Stock options and RSUs — treasury stock method. 1,525,000 shares related to stock options and 322,580 shares related to RSUs were anti-dilutive for the six months ended June 30, 2026.
•Series B Preferred Stock — two-class method for basic earnings per share because the instrument is a participating security, and the if-converted method for diluted earnings per share, with the more dilutive result reported when applicable. 311,084 shares were anti-dilutive for the six months ended June 30, 2026.
•Convertible Note — if-converted method, subject to the satisfaction of any conversion contingencies. Because the Convertible Note was contingently exercisable as of June 30, 2026, the Company evaluated the instrument under the applicable contingently convertible/contingently issuable share guidance. 53,291,744 shares were anti-dilutive for the six months ended June 30, 2026.
•Share Settled Earnout arrangement — contingently issuable share guidance. The Company evaluates the arrangement based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. Because the arrangement was contingently issuable as of June 30, 2026, it was excluded from diluted earnings per share. 31,460,451 shares were anti-dilutive for the six months ended June 30, 2026.
•Share Settled Payable outstanding indebtedness — If-converted method. 5,999,112 shares were anti-dilutive for the six months ended June 30, 2026.
•Preferred Stock Purchase Warrants — treasury stock method. 3,110,842 shares were anti-dilutive for the six months ended June 30, 2026.
•Merger Note — if-converted method, subject to the satisfaction of any conversion contingencies. Because the Convertible Note was contingently exercisable as of June 30, 2026, the Company evaluated the instrument under the applicable contingently convertible/contingently issuable share guidance. 31,460,451 shares were anti-dilutive for the six months ended June 30, 2026.
•Circle8 Benelux Warrant — not included in Atlantic’s denominator as settlement is not in the Company’s common stock.
Note 20: Subsequent Events
The Company has evaluated subsequent events through August 19, 2026, as detailed below.
Series B Preferred Stock

On July 9, 2026, the Company issued 146 shares of Series B Preferred Stock as payment in kind for accrued dividends. On July 9, 2026, 600 shares of Series B Preferred Stock was issued from the exercise of warrants. From June 30, 2026 through the date of this filing, 896 shares of Series B Preferred Stock were converted into 1,161,379 shares of Common Stock at a conversion price of $0.8255 per share.
Company Symbol Changed to “CIRC”
The Company’s Common Stock will continue to be quoted on the Nasdaq Stock Market (“Nasdaq”) and began trading under the new name and ticker symbol “CIRC” on July 2, 2026. There was no change to the Company’s CUSIP in connection with the change.
Employers Personnel, LCC
On July 9, 2026, the Company issued 1,298,444 shares in satisfaction of the February 3, 2026 PEO warrant as the Company had previously issued a portion of the remaining Repayment Amount pursuant to the same Warrant due to calculation formula.
On August 5, 2026, Employers Personnel, LLC ("EP"), the Company's professional employer organization ("PEO") provider for Lyneer, delivered a notice alleging that Lyneer was in material default under the parties' Professional Employee Services Agreement. EP claimed the outstanding balance owed totaled approximately $37 million in unpaid payroll funding advances, payroll taxes, and workers' compensation premiums.
Despite the alleged default, EP continued to provide payroll funding and maintain workers' compensation coverage for Lyneer's employees while the parties negotiated a resolution.
On August 7, 2026, EP withdrew the notice of default after the parties entered into a term sheet (“Term Sheet”). As of the filing date, EP continues to provide payroll funding and workers' compensation coverage under the Professional Employee Services Agreement. While the notice of default was withdrawn, the agreement contains provisions that permit EP to terminate, suspend, modify or condition continued services or workers’ compensation coverage.
On August 7, 2026, the Company and the PEO signed a nonbinding Term Sheet intended to pay $20 million in debt owed by Lyneer through issuance of CIRC shares.
Factoring Agreements and Other Short-Term Debt
On August 6, 2026, the lender of the domestic factoring agreements and other short-term debt notified the Company that they were in default under the agreements dated January 23, 2026, April 29, 2026 and April 30, 2026. At a minimum, it was requested to bring all outstanding balances current by end of day, Monday, August 10, 2026, or the lender would be forced to take legal action. The Company did not make any further payments. The Company is in discussions with the lender to settle the matter.
SPP Credit Advisors, LLC (“SPP”) Settlement
On August 7, 2026, the Company and SPP entered into a settlement agreement resolving all outstanding litigation between the parties, releasing, cancelling, and discharging the Company’s $35 million Merger Note due March 2027 and substantially restructuring the Company’s remaining legacy financing arrangements with SPP. The settlement agreement cures purported defaults under the Company's obligations to SPP, restores the remaining indebtedness to its contractual non-default interest rate, eliminates default interest and establishes an orderly framework for settling the remaining indebtedness. Main settlement highlights are as follows:
•Release, cancellation and discharge of the Company's $35 million Merger Note due March 2027, eliminating all associated future payments and stock conversion rights, including potential equity dilution.
•Resolution of all outstanding litigation between the parties and existing defaults, including dismissal of the Delaware and New York litigation and mutual releases among the parties.
•Capital structure protection through irrevocable share retirement rights. As part of the transaction, SPP will grant the Company an irrevocable option to purchase all approximately 21.9 million existing shares currently held by SPP for $0.00001 per share, providing the Company with the unconditional right to retire those shares. Simultaneously, the Company will issue approximately 21.9 million newly issued registered shares to SPP (“New Shares”). The New Shares were issued to SPP on August 13, 2026.
•Immediate relinquishment of shareholder rights. Effective upon closing, SPP will irrevocably relinquish all voting, dividend and other shareholder rights associated with the existing shares pending their retirement.

•Elimination of default interest and restoration of the remaining indebtedness to a 5.0% non-default interest rate.
•Approximately 18-month orderly share disposition framework designed to facilitate repayment obligations while supporting an orderly market for the Company's common stock. Proceeds to SPP from the sale of New Shares will reduce indebtedness owed under the SPP Settlement, which is $62.5 million. Of this amount, $56.9 million relates to the SPP term note which is jointly-and-severally liable with IDC. The Debt Allocation Agreement between the Company and IDC remains valid and legally enforceable, such that the Company can take legal against IDC if SPP proceeds from the sale of New Shares does not cover the obligation. In that instance, the residual shortfall owed to SPP would convert into a 13 month term note.
•The Company accounted for amounts owed under the SPP Settlement as a Type I subsequent event, and recognized a $60.4 million non-cash loss in the quarter ended June 30, 2026. The Company will account for the issuance of New Shares to SPP in the third quarter of 2026, the period when the shares were issued.
NASDAQ Notice
On August 13, 2026, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of NASDAQ notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The NASDAQ Global Select Market pursuant to NASDAQ Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The NASDAQ deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The NASDAQ Global Market under the symbol “CIRC” at this time.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until February 9, 2027, to regain compliance with the Minimum Bid Price Requirement. If at any time before February 9, 2027, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

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
Overview
On June 29, 2026, Atlantic changed its name from Atlantic International Corp to Circle8 Group Inc. (“Circle8” or the “Company”). The Company started trading under the Nasdaq ticker CIRC on July 2, 2026
Circle8, through its subsidiaries, is a worldwide strategic staffing firm. The Company was formed under the principles of honesty and integrity, and with the view of becoming the preferred outside employer of choice. Since its formation, the Company has grown from a regional operation to a worldwide staffing firm with offices and geographic reach across the United States and Europe. The Company’s domestic operations primarily places individuals in accounting and finance, administrative and clerical, information technology, legal, light industrial, and medical roles. The Company is also a leading provider of productivity consulting and workforce management solutions. With the addition of Circle8 Group (“Circle8 Group B.V.”) on January 23, 2026, Atlantic extended its capabilities into specialized high-growth IT and technology staffing capabilities across Europe, complementing Atlantic’s domestic industrial staffing operations. Circle8 Group B.V. is a European IT-technology talent and consulting enablement platform that provides specialized workforce solutions to enterprises, technology companies, financial institutions, and public-sector organizations. Circle8 Group B.V. focuses on sourcing, deploying, and managing highly skilled professionals in information technology and related digital disciplines. Circle8 Group B.V. is one of the fastest-growing IT and technology staffing companies, operating across Europe through a portfolio of specialized brands. Circle8 manages over 8,300 technology professionals and specializes in software development, data analytics, cybersecurity, project management, and emerging technologies. Circle8 Group B.V. is founder-led and will continue to be led by Mr. Guus Franke who joined the Company’s Board of Directors as Executive Chairman and further was appointed as the Company’s Chief Executive Officer on June 29, 2026.
Circle8 is headquartered in Englewood Cliffs, New Jersey and has more than 100 locations in the USA. Circle8 Group B.V. is headquartered in Amsterdam, Netherlands.
Circle8 is a high-growth outsourced services and workforce solutions company with management who have more than a 28-year operating record. Based on their knowledge of the industry, and through its mergers and acquisitions strategy, Circle8 is building a global staffing organization that redefines the way companies grow professional teams. Our mission is to leverage new technologies and business partnerships to create streamlined hiring processes that resolve the challenges of modern-day employment economics.
Circle8’s corporate acquisition strategy is designed to assist its client companies in the transformation of stagnation into growth to achieve sustainable results through their most important asset: people. Circle8’s goal is to create a business designed to deliver to its clients targeted industry talent at speed and scale while also growing the pool of in-demand talent for this same constituency. Circle8’s recruiters will provide specific and data-driven guidance, development, training, and access to jobs. It believes this approach is particularly applicable in several growth sectors, including legal and financial services, technology, and healthcare. The current climate of industry fragmentation and overall economic uncertainty create a moment that Circle8 believes is ripe for strategic consolidation. Circle8 plans to integrate companies and maximize synergies and economics to improve sales and lower operating costs, while, at the same time, continuing to focus and expand on its acquisition strategy of high-margin profitable outsourced services and workforce solution providers.
Circle8’s acquisition of Circle8 Group B.V. demonstrated its strategic rationale, as follows:
•Diversification of revenue and end markets, balancing industrial staffing with higher-margin, higher-growth IT and technology talent solutions;
•Expanded multinational customer coverage, enabling cross-regional workforce support for global enterprises;
•Enhanced scale and operating leverage, supporting long-term margin expansion and cash flow generation;
•Increased revenue visibility, driven by long-term government contracts and blue-chip enterprise customers; and
•Platform for disciplined future growth, leveraging Circle8 Group B.V.’s completed acquisition phase and transition to operational excellence.

At Circle8, management understands that finding the perfect candidate starts before the job requisition even comes in. Domestically, the Company employs the strategy of proactive recruitment to build a pipeline of pre-vetted candidates for order fulfillment. Atlantic’s client mix consists of both small- and medium-size businesses, and large national and multinational client relationships. Client relationships with small- and medium-size businesses are based on a local or regional relationship, and tend to rely less on longer-term contracts, and the competitors for this business are primarily locally owned businesses. The large national and multinational clients, on the other hand, will frequently enter into non-exclusive arrangements with several firms, with the ultimate choice among them being left to local managers. As a result, employment services firms with a large network of offices compete most effectively for this business, which generally has agreed-upon pricing or mark-up on services performed.
Internationally, the Company’s specialized workplace solutions support organizations that require specialized technology capabilities to design, build, operate, and secure digital systems and digital infrastructure. Circle8 Group B.V. operates through a portfolio of operating companies and brands that provide staffing, recruitment, and consulting-related services focused primarily on technology professionals. Circle8 Group B.V. delivers services through a range of workforce solutions, including temporary staffing, contract staffing, and payrolling services. Circle8 Group B.V.’s clients include both private-sector enterprises and public-sector institutions that rely on specialized technology talent to support digital transformation initiatives and the ongoing operation of mission-critical IT systems. Circle8 Group B.V. generates the substantial majority of its revenue from the placement of technology professionals on temporary and contract assignments, where it bills clients based on hourly or daily rates for services performed.
Results of Operations
The following discussion summarizes the key factors Circle8’s management team believes are necessary for an understanding of Circle8’s financial statements.
Comparison of the Three and Six Months Ended June 30, 2026 and 2025:
Certain related party and non-related party financial statement line-item amounts have been aggregated for purposes of analysis below, which is consistent with management’s evaluation of its business results.
The following table summarizes our results of operations for the periods presented:

	Three months ended June 30,		Change
	2026	2025	Amount	Percent
Service revenue, net	$319,806,775	$102,896,993	$216,909,782	+
Cost of revenue	296,003,512	91,478,299	204,525,213	+
Gross profit	23,803,263	11,418,694	12,384,569	+
Selling, general and administrative	34,765,727	18,870,535	15,895,192	84.2%
Depreciation and amortization	4,433,807	1,232,750	3,201,057	+
Loss from operations	(15,396,271)	(8,684,591)	(6,711,680)	77.3%
Loss on debt extinguishment	237,848	—	237,848	100.0%
Loss on settlement	60,414,821	—	60,414,821	100.0%
Interest expense	4,276,743	2,023,960	2,252,783	+
Other expenses, gains and losses	7,426,083	—	7,426,083	100.0%
Net loss before provision for income taxes	(87,751,766)	(10,708,551)	(77,043,215)	+
Income tax benefit/(expense)	1,383,048	(9,618)	1,392,666	+
Net loss	$(86,368,718)	$(10,718,169)	$(75,650,549)	+

Net loss per share, basic and diluted	$(0.98)	$(0.20)	$(0.78)	+
Weighted average shares outstanding, basic and diluted	80,971,660	54,553,905	26,417,755	48.4%

+ -     change greater than ± 100%

	Six Months Ended June 30,		Change
	2026	2025	Amount	Percent
Service revenue, net	$569,693,668	$205,705,800	$363,987,868	+
Cost of revenue	524,464,352	183,100,984	341,363,368	+
Gross profit	45,229,316	22,604,816	22,624,500	+
Selling, general and administrative	66,763,480	38,270,014	28,493,466	74.5%
Depreciation and amortization	8,765,901	2,469,139	6,296,762	+
Loss from operations	(30,300,065)	(18,134,337)	(12,165,728)	67.1%
Loss on debt extinguishment	4,826	—	4,826	100.0%
Loss on settlement	60,414,821	—	60,414,821	100.0%
Interest expense	7,831,413	3,308,782	4,522,631	+
Other expenses, gains and losses	19,962,946	—	19,962,946	100.0%
Net loss before provision for income taxes	(118,514,071)	(21,443,119)	(97,070,952)	+
Income tax benefit/(expense)	1,456,229	(19,235)	1,475,464	+
Net loss	$(117,057,842)	$(21,462,354)	$(95,595,488)	+

Net loss per share, basic and diluted	$(1.45)	$(0.40)	$(1.05)	+
Weighted average shares outstanding, basic and diluted	77,508,866	54,266,337	23,242,529	42.8%

+ -     change greater than ± 100%
Service Revenue, Net
Service revenue, net of discounts, for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Temporary placement services	$313,961,556	$102,033,461	$559,531,850	$203,859,800
Brokerage services	2,509,985	—	4,482,812	—
Payrolling services	1,194,124	—	2,133,112	—
Permanent placement and other services	2,141,110	863,532	3,545,894	1,846,000
Total service revenues, net	$319,806,775	$102,896,993	$569,693,668	$205,705,800
Service revenue, net was $319,806,775 and $102,896,993 for the three months ended June 30, 2026 and 2025, respectively, an increase of $216,909,782, or 210.8%. The Circle8 Acquisition accounted for $205,991,065 of the increase, including the full increase in brokerage and payrolling services. The remaining $10,918,717 increase is primarily a result of the historical Company’s temporary placement services business, increasing $10,404,988 in the three months ended June 30, 2026 as compared to the same period in 2025 due to a strong sales initiative which resulted in new customers.
Service revenue, net was $569,693,668 and $205,705,800 for the six months ended June 30, 2026 and 2025, respectively, an increase of $363,987,868, or 176.9%. The Circle8 Acquisition accounted for $350,891,319 of the increase, including the full increase in brokerage and payrolling services. The remaining $13,096,549 increase is primarily a result of the historical Company’s temporary placement services business, increasing $12,160,504 in the six months ended June 30, 2026 as compared to the same period in 2025 due to a strong sales initiative which resulted in new customers.

Cost of Revenue and Gross Profit
Gross profit reflects the difference between realized service revenue, net and cost of revenues. Cost of revenue consists primarily of fixed and variable directs costs, including payroll, payroll taxes and employee benefit costs. Cost of revenue and gross profit for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service revenue, net	$319,806,775	$102,896,993	$569,693,668	$205,705,800
Cost of revenue	296,003,512	91,478,299	524,464,352	183,100,984
Gross profit	$23,803,263	$11,418,694	$45,229,316	$22,604,816
Cost of revenue for the three months ended June 30, 2026 and 2025 was $296,003,512 and $91,478,299, respectively, an increase of $204,525,213 or 223.6%. The Circle8 Acquisition accounted for $192,163,225 of the increase. The remaining $12,361,988 increase was due to the historical Company’s higher service revenues. Gross profit for the three months ended June 30, 2026 and 2025 was $23,803,263 and $11,418,694, respectively, an increase of $12,384,569 or 108.5%. The Circle8 Acquisition accounted for $13,827,840 of the increase. The historical Company decreased $1,443,271. As a percentage of service revenue, net, gross profit was 7.4% and 11.1% for the three months ended June 30, 2026 and 2025, respectively. The reduction in margin primarily attributed to international operations including certain European jurisdictions which have lower margins compared to the Company’s domestic business. As a percentage of service revenue, net, the gross profit was 8.8% and 11.1% for the three months ended June 30, 2026 and 2025, respectively, for the historical Company, which decreased due to higher workers compensation premiums.
Cost of revenue for the six months ended June 30, 2026 and 2025 was $524,464,352 and $183,100,984, respectively, an increase of $341,363,368 or 186.4%. The Circle8 Acquisition accounted for $327,101,871 of the increase. The remaining $14,261,497 increase was due to the historical Company’s higher service revenues. Gross profit for the six months ended June 30, 2026 and 2025 was $45,229,316 and $22,604,816, respectively, an increase of $22,624,500 or 100.1%. The Circle8 Acquisition accounted for $24,137,235 of the increase. The historical Company was essentially flat. As a percentage of service revenue, net, gross profit was 7.9% and 11.0% for the six months ended June 30, 2026 and 2025, respectively. The reduction in margin primarily attributed to international operations including certain European jurisdictions which have lower margins compared to the Company’s domestic business. As a percentage of service revenue, net, the gross profit was 9.7% and 11.0% for the six months ended June 30, 2026 and 2025, respectively, for the historical Company, which decreased due to higher workers compensation premiums.
Total Operating Expenses
Total operating expenses for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	$34,765,727	$18,870,535	$66,763,480	$38,270,014
Depreciation and amortization	4,433,807	1,232,750	8,765,901	2,469,139
Total operating expenses	$39,199,534	$20,103,285	$75,529,381	$40,739,153
The changes in each financial statement line item for the respective periods are described below.
Selling, General and Administrative Costs
Selling, general and administrative expenses for the three months ended June 30, 2026 and 2025 were $34,765,727 and $18,870,535, respectively, an increase of $15,895,192, or 84.2%. The Circle8 Acquisition accounted for $11,960,700 of the increase. The remaining $3,934,493 increase primarily relates to transaction costs related to the Circle8 Acquisition, a one-time non-customer valuation allowance of $2,903,284 and bad debt expense of $729,946 in the three months ended June 30, 2026.
As a percentage of service revenue, net, selling, general and administrative costs were 10.9% in the three months ended June 30, 2026 as compared to 18.3% in the three months ended June 30, 2025. As a percentage of service revenue, net, selling, general and administrative costs were 20.0% and 18.3% for the three months ended June 30, 2026 and 2025, respectively, for the historical Company, due primarily to increased costs related to the Circle8 Acquisition, a one-time non-customer valuation expense of $2,903,284 and bad debt expense of $729,946.
Selling, general and administrative expenses for the six months ended June 30, 2026 and 2025 were $66,763,480 and $38,270,014, respectively, an increase of $28,493,466, or 74.5%. The Circle8 Acquisition accounted for $20,930,358 of the increase. The remaining $7,563,109 increase primarily relates to transaction costs related to the Circle8 Acquisition, a one-time non-customer valuation expense of $2,903,284 and bad debt expense of $1,963,045 in the six months ended June 30, 2026.
As a percentage of service revenue, net, selling, general and administrative costs were 11.7% in the six months ended June 30, 2026 as compared to 18.6% in the six months ended June 30, 2025. As a percentage of service revenue, net, selling, general and administrative costs were 21.0% and 18.6% for the six months ended June 30, 2026 and 2025, respectively, for the historical Company, due primarily to increased costs related to the Circle8 Acquisition, a one-time non-customer valuation charge of $2,903,284 and bad debt expense of $1,963,045.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was $4,433,807 and $1,232,750, respectively, an increase of $3,201,057 or 259.7%. The Circle8 Acquisition accounted for $3,209,561 of the increase. The historical Company was essentially flat with expense of $1,224,245 and $1,232,750 for the three months ended June 30, 2026 and 2025, respectively.
Depreciation and amortization expense for the six months ended June 30, 2026 and 2025 was $8,765,901 and $2,469,139, respectively, an increase of $6,296,762 or 255.0%. The Circle8 Acquisition accounted for $6,313,153 of the increase. The historical Company was essentially flat with expense of $2,452,747 and $2,469,139 for the six months ended June 30, 2026 and 2025, respectively.
Loss on Debt Extinguishment
Loss on debt extinguishment for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss on debt extinguishment	$237,848	$—	$4,826	$—
Loss on debt extinguishment during the three months ended June 30, 2026, relates to the refinancing of certain factoring agreements which were treated as a debt extinguishment after the Company’s analysis according to ASC 470 — Debt (“ASC 470”).
Loss on debt extinguishment during the six months ended June 30, 2026, relates to the refinancing of certain factoring agreements which were treated as a debt extinguishment after the Company’s analysis according to ASC 470, partially offset by the Company and St. Laurent entering into a Confidential Settlement Agreement pursuant to which the entire $1,375,000 principal amount of the Notes were paid in full on January 29, 2026. All interest and penalties were waived by St. Laurent.
Loss on Settlement
Loss on settlement for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss on settlement	$60,414,821	$—	$60,414,821	$—
Loss on settlement for the three and six months ended June 30, 2026, relates to the SPP settlement on August 7, 2026.

Interest Expense
Interest expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$4,276,743	$2,023,960	$7,831,413	$3,308,782
Interest expense for the three months ended June 30, 2026 and 2025 was $4,276,743 and $2,023,960, respectively. The Circle8 Acquisition accounted for $1,195,452 of the increase. The historical Company’s interest expense was $3,081,291 and $2,023,960 for the three months ended June 30, 2026 and 2025. The increase of $1,057,331, primarily attributed to the Company incurring interest expense on unpaid balance related to an agreement with a professional employer organization (“PEO”) which processes the payroll for the Company, and interest expense related to the new factoring agreements and other short-term debt, partially offset by lower interest rates for the Revolver as compared to the Revolver with BMO Bank, N.A. (“BMO” and “BMO Revolver”).
Interest expense for the six months ended June 30, 2026 and 2025 was $7,831,413 and $3,308,782, respectively. The Circle8 Acquisition accounted for $2,222,724 of the increase. The historical Company’s interest expense was $5,608,689 and $3,308,782 for the six months ended June 30, 2026 and 2025. The increase of $2,299,907, primarily attributed to the Company incurring interest expense on unpaid balance related to an agreement with a professional employer organization (“PEO”) who processes the payroll for the Company, and interest expense related to the new factoring agreements and other short-term debt, partially offset by lower interest rates for the Revolver as compared to the Revolver with BMO Bank, N.A. (“BMO” and “BMO Revolver”).
Other Expenses, gains and losses
Other expenses, gains and losses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other expenses, gains and losses	$7,426,083	$—	$19,962,946	$—
Other expenses, gains and losses for the three and six months ended June 30, 2026, primarily relates to the loss on the preferred stock and warrant offerings, the change in fair value of the Preferred Stock warrants and bifurcated derivatives, change in fair value of the Circle8 Benelux warrants, the gain on exercise of the Preferred Stock warrants and facility fees related to the International factoring agreements.
Income Tax Expense
Income tax expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax benefit/(expense)	$1,383,048	$(9,618)	$1,456,229	$(19,235)
Income tax (expense)/benefit for the three months ended June 30, 2026 and 2025 was $1,383,048 and $(9,618), respectively. The change between the periods was primarily due to the tax benefit recorded in jurisdictions where we do not maintain a valuation allowance.
Income tax (expense)/benefit for the six months ended June 30, 2026 and 2025 was $1,456,229 and $(19,235), respectively. The change between the periods was primarily due to the tax benefit recorded in jurisdictions where we do not maintain a valuation allowance.
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

Liquidity & Capital Resources
Circle8’s working capital requirements are primarily driven by personnel payments and client accounts receivable receipts. As receipts from client partners lag behind payments to personnel, working capital requirements increase substantially in periods of growth.
Prior to its acquisition of Circle8 Group B.V., the Company’s primary sources of liquidity have been cash generated from operations supported through borrowings under its Revolver. The Company’s primary uses of cash are payments to engagement personnel, corporate personnel, related payroll costs and liabilities, operating expenses, capital expenditures, cash interest, cash taxes, and debt payments.
In accordance with ASC Topic 205-40 — Going Concern, Circle8 evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year from the date the financial statements are issued. This evaluation includes considerations related to covenants contained in Circle8’s credit facilities, forecasted liquidity, net losses and negative net working capital. Circle8 has concluded that there is substantial doubt about its ability to continue as a going concern for at least one year from the date of issuance of its unaudited consolidated financial statements.
The Company expects that Circle8 Acquisition will enhance its scale, liquidity, and access to capital, positioning the combined entity for potential premium valuation multiples and expanded international reach with established global clients. Management further anticipates that the transaction will drive operating efficiencies, improve profitability, and strengthen revenue stability through a diversified customer base and balanced geographic exposure across the United States and Europe.
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
On December 31, 2023, IDC, Lyneer and Prateek Gattani, IDC’s Chief Executive Officer and our then Chairman of the Board until April 2025, entered into an Allocation Agreement (“Allocation Agreement”). Pursuant to the terms of the Allocation Agreement, IDC agreed that, subject to subordination to the taxes as between IDC and Lyneer, in connection with the Merger, the Term Note and the Seller Notes, will either be paid in full or assumed by IDC, and Lyneer will have no further liability or responsibility for such indebtedness. However, as IDC and Lyneer were unable to obtain the release of Lyneer from the holders of such indebtedness, Lyneer will remain jointly and severally liable with IDC to such lenders until such time as such joint and several indebtedness is restructured. At that time IDC will be obligated to repay in full all remaining amounts payable under the Term Note ($56,872,782 as of June 30, 2026), the Seller Notes ($7,875,000 as of June 30, 2026), the Earnout Notes ($20,435,654 as of June 30, 2026), along with the term note for the shortfall from the restructuring of the previous revolving credit facility ($5,661,881 as of June 30, 2026). In the event IDC does not repay any of this debt and the Company is required to make payments, IDC will be obligated to repay the Company for the amounts paid on IDC’s behalf. Upon the consummation of the Merger on June 18, 2024, the Company determined that it was no longer probable that IDC would default on its portion of the joint and several obligations and derecognized the joint and several debt obligations in the accompanying financial statements. The Term Note, Seller Notes and Earnout Notes are currently in default, but the Seller and Earnout note holders can take no action pursuant to the inter-creditor agreement with SLR. See Note 8: Debt for further information related to the SPP Term Note purported default and Note 20: Subsequent Events for further information related to the SPP settlement.
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
Cash flows for the six months ended June 30, 2026 and 2025 consisted of the following:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(13,732,690)	$5,037,229
Net cash (used in) investing activities	(80,529)	(30,073)
Net cash (used in) provided by financing activities	33,230,347	(5,311,087)
Effect of exchange rates on cash and cash equivalents	(173,167)	—
Net increase in cash and cash equivalents	$19,243,961	$(303,931)
Operating Activities
Cash flows provided by (used in) operating activities for the six months ended June 30, 2026 compared to the six months June 30, 2025 was lower primarily due to the Circle8 Acquisition.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2026 increased compared to June 30, 2025 and consisted entirely of purchases of property and equipment.
Financing Activities
Cash (used in) provided by financing activities increased for the six months ended June 30, 2026 compared to June 30, 2025 primarily due to the Circle8 Acquisition, proceeds from issuance of preferred stock and warrants, proceeds received upon exercise of warrants, and also consisted of borrowings and payments under the Company’s debt arrangements of the Revolver, factoring agreements and other short-term debt.
Debt Allocation Agreement
Lyneer and IDC entered into a debt allocation agreement (the “Allocation Agreement”) dated as of December 31, 2023, which specifies and allocates responsibility for repaying (or refinancing) the joint-and-several debts between Lyneer and IDC. The Allocation Agreement, which continues to be a valid and enforceable contract between Lyneer and IDC, states that repayment (or refinancing) of the Term Note, Seller Notes and Earnout Notes was assumed by and the responsibility of IDC. In the event IDC cannot repay any of the assumed debt and Lyneer is required to make payments, IDC is obligated to repay Lyneer for amounts paid on IDC’s behalf. The Company reassessed its accounting for joint-and-several liabilities under ASC 405-40 as of December 31, 2024 and concluded it is reasonably probable that IDC can repay their portion of the debt allocated per the Allocation Agreement and the Company does not expect to repay additional amounts on behalf of IDC. As a result, the Company has not recorded any liability related to these joint and several debt obligations in accordance with ASC 405-40. See Revolver (discussing the BMO Revolver), Term Note, Seller Notes and Earnout Notes below for those joint-and-several debts that are applicable to the Allocation Agreement.
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
On April 29, 2025, the Company’s subsidiary, Lyneer Staffing Solutions, LLC (“Lyneer”) entered into a Loan and Security Agreement (the “Loan Agreement”) with North Mill Capital, LLC (d/b/a SLR Business Credit (“SLR”)), providing for a $70 million (“Advanced Limit”) senior secured revolving credit facility (the “Revolver”). The Loan Agreement replaced Lyneer’s prior senior secured revolving credit facility provided by BMO. Lyneer’s previous lender entered into a term loan of $6,000,000 with IDC and Lyneer for IDC’s shortfall owed to BMO, plus a

$1,000,000 exit fee. The $6,000,000 term loan and $1,000,000 exit fee are joint-and-several with IDC and are subject to IDC’s obligation under the Allocation Agreement with IDC discussed above. BMO also assumed 3,439,803 shares of Atlantic International Corp previously owned by IDC as collateral for the new term loan. The Company incurred $188,351 in issuance costs and, according to ASC 470, is deferring these costs and will amortize as an adjustment to interest expense over the remaining term using the effective interest method.
The Revolver contains certain customary covenants, including affirmative and negative covenants. On April 17, 2026, SLR notified Lyneer Staffing Solutions, LLC (“Lyneer”) of certain Events of Default as a result of (a) the occurrence of Events of Default described in the below-described letter from SPP to Atlantic dated March 30, 2026, and (b) Lyneer making certain payments to or for the benefit of Atlantic. See Note 11: Commitments and Contingencies for further discussion. On August 7, 2026, the Company and SPP entered into a settlement agreement. See Note 20: Subsequent Events for further discussion.
As of June 30, 2026, and December 31, 2025, the Company has recognized liability balances on the Revolver of $41,198,353, including $114,757 of unamortized deferred issuance costs and $49,308,253, including $146,148 of unamortized deferred issuances costs, respectively.
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
The Term Note obligation is joint-and-several with IDC and is subject to IDC’s obligation under the Allocation Agreement discussed above and as such the Company derecognized its joint and several debt obligations as of the Merger date. See Note 8: Debt for further information. See Note 20: Subsequent Events for information related to the Company and SPP subsequently entering into a settlement agreement.
Lyneer had recognized liability balances on the Term Note of $56,872,782 as of both June 30, 2026 and December 31, 2025. The Term Note is allegedly in default and the Company has sued the Term Note Lender. See Note 11: Commitments and Contingencies for discussion on lawsuits related to the Term Note.
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
Lyneer had recognized Seller Note liability balances of $0 for both June 30, 2026 and December 31, 2025. The Seller Notes are currently in default, but the note holders can take no action pursuant to the inter-creditor agreement with SLR.
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
The Earnout Note liability was $0 for both June 30, 2026 and December 31, 2025. The Earnout Notes are currently in default, but the note holders can take no action pursuant to the inter-creditor agreement with SLR.
Credit Agreement
As part of the Merger on June 18, 2024, the Company entered into a secured bridge loan (“Credit Agreement”) in the principal amount of $1,950,000 at an interest rate of 5% per annum. The Company has accrued interest of $211,513 included in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026. The maturity date of the Credit Agreement was originally September 30, 2024. However, mandatory prepayments shall be made from the Initial Capital Raise (as defined), on the issuance of new debt or new equity interests, or upon a change of control. Conditions have not been met to make mandatory prepayments.
On July 22, 2024, the Company entered into an amendment to extend the maturity date of the Credit Agreement to June 18, 2026. The Company did not make the payment by the maturity date and is in default. On April 17, 2026, the lender notified the Company of certain defaults. See Note 11: Commitments and Contingencies for discussion.
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
On April 29, 2025, the Company and IDC entered into an Amended and Restated Convertible Promissory Note which further extended the maturity date to the earlier of March 31, 2027 or the completion of at least a $40 million capital raise. See Note 8: Debt for further information. On August 7, 2026, the Company and SPP entered into a settlement agreement. See Note 20: Subsequent Events for further discussion regarding the release, discharge and cancellation of the Merger Note.
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
As of June 30, 2026, and December 31, 2025, the Company has recognized liability balances on the Merger Note of $28,873,215, including $70,400 of unamortized deferred issuance costs and $28,826,281, including $117,334 of unamortized deferred issuance costs, respectively.
See Note 20: Subsequent Events for information concerning the release, discharge and cancellation of the Merger Note as a result of the SPP settlement agreement entered into on August 7, 2026.
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

The Convertible Note contains provisions that relate to certain defined events of default, including bankruptcy, change of control or liquidation, cessation of operations, or failure to satisfy certain covenants contained in the Acquisition Agreement. Upon the occurrence of an event of default, the holder may declare the entire outstanding principal amount immediately due and payable. In addition, in the event of a default, interest accrues on the outstanding principal amount at a rate of 10% per annum from the date of the event of default until payment, together with any other amounts due under the Convertible Note. As of June 30, 2026, no events of default have occurred. The Company concluded the holder’s put option upon an event of default meets the definition of a derivative requiring bifurcation, however the fair value of such derivative was of nominal value.
Other than in the case of default, the Convertible Note does not provide the holder with one or more contingent redemption options.
As of June 30, 2026, the outstanding principal balance of the Convertible Note is $161,961,751, which reflects its carrying amount as of that date. The Company is accounting for the liability portion of the note using the stated interest rate of zero, accordingly no interest has been recognized for the quarter ended June 30, 2026. Due to the amount of the Company’s outstanding stock owned by the holder of the Convertible Note, the holder is a related party with respect to the Company and accordingly the Convertible Note is considered a note payable to a related party. The Convertible Note is included in “convertible note payable - related parties” in the accompanying unaudited condensed consolidated balance sheet.
Factoring Agreements
In connection with the Circle8 Acquisition, the Company assumed a receivables purchase agreement between Circle8 Group B.V. and Argentum Securities Ireland Plc (“Argentum”), which permits Circle8 Group B.V. to sell eligible billed and unbilled receivables to Argentum for cash proceeds in certain circumstances. This arrangement is akin to a revolving line of credit with a borrowing base of approximately 90% of Circle8 Group B.V.’s eligible receivables and a borrowing capacity limit of €174.9 million approximately $199.3 million as of June 30, 2026). As of the acquisition date of January 23, 2026, Circle8 Group B.V. had previously borrowed up to the facility limit of €174.9 million (approximately $199.3 million as of June 30, 2026). The facility includes multiple financial and non-financial covenants, including an over-collateralization provision requiring Circle8 Group B.V. to maintain an eligible receivables balance greater than 1.1111 times the amount borrowed under the facility. The facility matures on the earlier of May 18, 2029, or (i) upon an event of default or (ii) if Argentum exercises a subjective acceleration clause, which would require the facility to be repaid within 85 days. The Company pays a facility fee to Argentum monthly which is recognized in “other expenses, gains and losses” on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company can repay the facility at any time. The Company concluded that the facility, while legally described as a factoring agreement, does not qualify as a sale of a financial instrument under ASC Topic 860 — Transfers and Servicing, and continues to recognize receivables on the balance sheet and a liability recorded to reflect the consideration received. Circle8 was in compliance with all provisions of the facility as of June 30, 2026.
During 2025 and the six months ended June 30, 2026, the Company entered into the following agreements to sell future receivables which allows for the factoring of receivables.
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
•On April 29, 2026, the Company refinanced the then outstanding balances of its October 2025 factoring agreements above, into a new factoring agreement for $2,805,511 of receivables. The cash of $2,221,965, less $22,444 in origination fees, was used for the payoff. The refinancing was treated as a debt extinguishment after the Company’s analysis of ASC 470 and the Company recorded a $237,848 loss on debt extinguishment. The weekly payments are $55,665 and the imputed interest rate is 47.10%.
These agreements have a good faith term of twelve months, were made without recourse and also allow for a discounted repurchase price if the Company pays the cash proceeds back early. The Company has not made payments on the above remaining agreements since May 21, 2026 and is in default as of June 30, 2026. On August 6, 2026, the Company received a notice of default from the lender. See Note 20: Subsequent Events for further discussion.,

As of June 30, 2026, and December 31, 2025, the Company has recognized liability balances on the factoring agreements of $202,127,079, including $21,639 of unamortized deferred issuance costs and $3,205,506, including $60,939 of unamortized deferred issuance costs, respectively.
Other short-term debt
During the six months ended June 30, 2026, the Company entered into the following business loan service agreements with the same lender of the domestic factoring agreements above.
•On January 23, 2026, the Company entered into a loan for $2,000,000 and $20,000 in origination fees, with contractual payments totaling $2,500,000. The weekly payments are $48,077 and the imputed interest rate is 45.67%.
•On April 30, 2026, the Company entered into a loan for $1,050,000 and $10,500 in origination fees, with contractual payments totaling $1,312,500. The weekly payments are $25,240 and the imputed interest rate is 45.67%.
These agreements have a good faith term of twelve months, were made without recourse and also allow for a discounted repurchase price if the Company pays the cash proceeds back early. The Company has not made payments on the above remaining agreements since May 21, 2026 and is in default as of June 30, 2026. On August 6, 2026, the Company received a notice of default from the lender. See Note 20: Subsequent Events for further discussion.,
As of June 30, 2026, and December 31, 2025, the Company has recognized liability balances on other short-term debts of $2,463,482, including $16,361 of unamortized deferred issuance costs and $0, including $0 of unamortized deferred issuance costs, respectively.
Acquisition Loans
Swisslinx Acquisition Loan
In February 2023, Circle8 Switzerland AG entered into a loan agreement with Luzerner Kantonalbank AG (“LUKB”) as Lender, for a credit facility of up to Fr.29,000,000 (approximately $35,822,000 as of June 30, 2026) to partially finance the acquisition of 100% of the shares in Swisslinx AG and Swisslinx International Ltd. The facility has a maturity date of June 30, 2028. The facility provides for fixed advances with 3 or 6 month terms, or fixed loans with 2 to 5 year terms. The minimum amount per fixed advance or loan is Fr.2,000,000 (approximately $2,471,000 as of June 30, 2026), with a maximum of 5 credit tranches. The facility was fully drawn down at inception, with no additional advances as of June 30, 2026. The interest rate consists of the Swiss Average Overnight Rate (“SARON”) plus an applicable margin based on the net debt ratio each reporting period. If the SARON rate is negative, a rate of 0.00% is used as the base rate.
As of June 30, 2026, the margin was 3.70% and the interest rate was 3.70%. As of June 30, 2026, the Company has a recognized liability balance on the Swisslinx acquisition loan of $28,574,850. The Company did not make the June 30, 2026 principal payment of Fr.3,750,000 (approximately $4,632,000 as of June 30, 2026); however, a formal default has not been declared by LUKB. Circle8 Switzerland AG and LUKB are in discussions on renegotiation of the loan terms.
Seven Stars Acquisition Loan
On October 26, 2022, Circle8 Group B.V. entered into a credit agreement with Beechbrook Capital, LLP, to partially fund the acquisition of all outstanding shares in the capital of Seven Stars Holding B.V. and each of its subsidiaries. The agreement provides a credit facility (“Facility B”) in the aggregate amount of €15,000,000 (approximately $17,091,000 as of June 30, 2026), and an available Accordion Facility for up to €15,000,000 (approximately $17,091,000 as of June 30, 2026) of additional borrowing capacity as an increase to Facility B or, alternatively, an additional term facility on a pari passu basis with Facility B. The maturity date is October 26, 2027. The interest rate on Facility B consists of the three-month EURIBOR (“EURIBOR 3M”) plus a margin of 8.50%, per annum. The variable leg of the loan attached to the EURIBOR 3M rate resets each interest period, which is defined as three months. Interest payments became due on December 31, 2022, and each March 31, June 30, September 30, and December 31, thereafter. As of June 30, 2026, the interest rate was 10.68%. As of June 30, 2026, the Company has a recognized liability balance on the Seven Stars acquisition loan of $16,824,365.

Königstein Acquisition Loans
On April 26, 2023, Circle8 Group B.V. entered into a loan agreement with Sparkasse KölnBonn to finance a portion of the purchase price payable under a share purchase agreement for the acquisition of 80% of the shares outstanding in Konigstein Beratungsgesellschaft für EDV-Dienstleistungen GmbH. This loan agreement provided Circle8 Group B.V. with loans totaling up to €7,000,000 (approximately $7,976,000 as of June 30, 2026) in the following tranches:
Investment Loan A: Up to €4,500,000 (approximately $5,127,000 as of June 30, 2026) as an amortizing loan with payments of €250,000 (approximately $285,000 as of June 30, 2026) due at the end of each quarter, starting on December 30, 2023. The maturity date is March 31, 2028, with quarterly payments of €250,000 (approximately $285,000 as of June 30, 2026) The interest rate on the utilized amounts consists of the EURIBOR 3M, which resets quarterly, plus a margin of 3.20% per annum. As of June 30, 2026, the interest rate was 5.38%. As of June 30, 2026, the Company has a recognized liability balance on the Königstein Investment Loan A of $2,182,508. The Investment A loan is currently in default in the amount of €250,000 (approximately $285,000 as of June 30, 2026). The €250,000 payment was made in July 2026.
Investment Loan B: Up to €2,500,000 (approximately $2,849,000 as of June 30, 2026) as a bullet loan, with payment in full due on the maturity date of September 30, 2028. The interest rate on the utilized amounts consists of the EURIBOR 3M, which resets quarterly, plus a margin of 3.60% per annum. As of June 30, 2026, the interest rate was 5.78%. As of June 30, 2026, the Company has a recognized liability balance on the Königstein Investment Loan B of $2,507,929.
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
Seller Loans Entered into by Circle8 Group B.V.
Swisslinx Seller Loan
In March 2023, Circle8 Group B.V. entered into a seller loan agreement with Swisslinx AG and Swisslinx International Limited to partially fund the acquisition of 100% of the shares in Swisslinx AG and Swisslinx International Limited. The agreement provided Circle8 Group B.V. with a loan of Fr.13,500,000 (approximately $16,676,000 as of June 30, 2026) with a maturity date of July 1, 2028. The interest rate is 5.00% per annum. Principal payments of Fr.3,375,000 (approximately $4,169,000 as of June 30, 2026) and interest payments are due annually. As of June 30, 2026, the Company has a recognized liability balance on the Swisslinx seller loan of $16,165,000. The Swisslinx seller loan is currently in default in the amount of Fr.3,375,000 (approximately $4,169,000 as of June 30, 2026).
Fixed Today Seller Loan
In April 2022, Circle8 Group B.V. entered into a seller loan agreement with Payment Secured B.V. to partially fund the acquisition of 100% of the shares in Fixed Today Holding B.V. The agreement provided Circle8 Group B.V. with €2,000,000 (approximately $2,279,000 as of March 31, 2026). The Fixed Today seller loan had a maturity date of April 14, 2024.
As of June 30, 2026, the Company has a recognized liability balance on the Fixed Today seller loan liability of $2,278,800. The Fixed Today seller loan is currently in default in the amount of €2,000,000 (approximately $2,279,000 as of June 30, 2026).
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
Professional Employer Organization
Lyneer entered into an agreement with Employer’s HR, LLC, on February 19, 2018, to process the Company’s payroll. The initial term of the agreement was 3 years. The Fifth Amendment with the PEO, effective March 21, 2025, extended the term of the agreement through December 10, 2027. The Sixth Amendment with the PEO (“PEO Sixth Amendment”), effective September 29, 2025, prevented the Company from terminating the agreement until October 1, 2026, excepting any provisions related to default or breach. The PEO Sixth Amendment reduced the claims administration fee to $5,000 from $10,000 per workers’ compensation claim. The PEO charges a late payment charge of 1.5% per statement. Any unpaid balance is subject to a 1.5% per calendar month charge until paid in full. The Company is required to prepay collateral in the amount of one or up to two weeks estimated weekly payroll at the discretion of the PEO, which is fully refundable to the Company within 1 year of the date of the final statement. Total amount due to the PEO of $44,200,332 is included in “PEO liability and accrued interest” on the accompanying unaudited consolidated balance sheets as of June 30, 2026. On May 4, 2026, the PEO notified the Company it was in default and subsequently withdrew the notice of default on May 11, 2026.
Interest Expense
Total interest expense is comprised of a cash and non-cash component as described in the debt arrangements described above. The Company also incurred interest expense related to an agreement with a professional employer organization (“PEO”) which processes the payroll for the Company, related to the unpaid balance, at 1.5% per calendar month. Additionally, the Company entered into an agreement with Citibank, N.A. (“Citibank”) on March 5, 2019, whereby Citibank purchases specific receivables and pays the invoices at the discounted amount and the Company incurs a discount charge equal to the Secured Overnight Financing Rate plus 0.75% to process the payments. The discount charged ranged from 4.71% to 4.88% for the six months ended June 30, 2026.
For the three and six months ended June 30, 2026 total interest expense was $4,276,743 and $7,831,413, respectively. For the three and six months ended June 30, 2025 total interest expense was $2,023,960 and $3,308,782, respectively. Interest expense related to the PEO was $1,018,013 and $2,150,746 for the three and six month periods ended June 30, 2026, respectively and $838,327 for both the three and six months ended June 30, 2025. Total cash paid for interest for the three and six months ended June 30, 2026 totaled $2,464,754 and $4,244,003, respectively, and $847,891 and $2,306,780 for the three and six months ended June 30, 2025, respectively. Interest expense related to the discount charge was $67,869 and $145,705 for the three and six months ended June 30, 2026, respectively, and $139,721 and $471,484 for the three and six months ended June 30, 2025, respectively. The remaining portion of the interest expense was non-cash due to the change in values of the accrued interest liability and amortization of deferred financing costs.
Assessment of Liquidity Position
The Company has assessed its liquidity position as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the total committed resources available were as follows:

	June 30, 2026	December 31, 2025
Cash and Cash Equivalents	$19,325,095	$81,134
Committed Liquidity Resources Available:
Committed Liquidity Resources Available/(Over-advanced)	3,267,809	(422,756)
Total Committed Resources Available/(Over-advanced)	$22,592,904	$(341,622)
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
Earnout Notes
On November 15, 2022, Lyneer and IDC as co-borrowers issued Year 1 Earnout Notes to LMH with total balances of $5,127,218. The balance of the Year 1 Earnout Notes payable to LMH was $0 for both June 30, 2026 and December 31, 2025. On January 16, 2024, Lyneer and IDC as co-borrowers issued Year 2 Earnout Notes to LMH with total balances of $2,013,041. The balance of the Year 2 Earnout Notes payable to LMH was $0 for both June 30, 2026 and December 31, 2025. On the date of the Merger, the Company derecognized this debt. Refer to Note 8: Debt for additional information. The principal balance of the combined Earnout Notes payable to LMH was $0 or both June 30, 2026 and December 31, 2025. Interest expense incurred on the Earnout Notes to LMH totaled $0 for both the three months ended June 30, 2026 and 2025.
Transactions with Officers
As of June 30, 2026, the Company has a receivable from officers of $628,809 related to payroll taxes as a result of RSU vestings, which is included in “due from related parties, current” in the accompanying unaudited condensed consolidated balance sheets.
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
As a result of the Merger, the Company was required to file short-term income tax returns for the periods of January 1, 2024 to June 18, 2024 and June 19, 2024 to December 31, 2024. For the first short-period, Lyneer and IDC filed consolidated income tax returns in certain states. In connection with this arrangement the Company has recorded a liability payable to IDC for taxes payable by IDC which represented taxes attributable to the Company’s operations included on consolidated state and local income tax returns filed by IDC. These amounts were determined by calculating the Company’s taxable income multiplied by the applicable tax rate. Amounts payable to IDC of this nature amounted to $548,432 as of both June 30, 2026 and December 31, 2025, and are included in “other assets” on the accompanying condensed consolidated balance sheets. For the second short-period ended December 31, 2024, Lyneer filed consolidated income tax returns with Atlantic International Corp.
Total amounts receivable from IDC, amounted to $0 as of June 30, 2026 due to a one-time valuation allowance of $2,903,284 related to the two year anniversary of carrying balances related to IDC, thereby fully reserving the receivable balance. Total amounts receivable from IDC, amounted to $1,369,833 as of December 31, 2025, and is included in “other assets”, on the accompanying condensed consolidated balance sheets. This consists of $500,000 related to the expenses paid by Lyneer for the balance remaining on the BMO Revolver rolled into the current Revolver, $1,418,265 related to expenses incurred by IDC and paid by the Company and $548,432 payable to IDC for taxes payable. There are no formalized repayment terms.
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
On June 18, 2024, the Company entered into a $35,000,000 Merger Note with IDC. See Note 8: Debt for further information. On August 7, 2026, the Company and SPP entered into a settlement agreement. See Note 20: Subsequent Events for further discussion. Additionally, IDC was issued 25,423,729 shares of the Company’s common stock at a market value of $2.36 per share, or $60,000,000 in the aggregate.
On April 28, 2025, IDC was no longer considered a related party according to ASC Topic 850 — Related-party Disclosures.
Transactions with SPP Credit Advisors, LLC (“SPP”)
On June 18, 2024, the Company entered into a Credit Agreement with SPP in the principal amount of $1,950,000 at an interest rate of 5% per annum. See Note 8: Debt for further information.
Transactions with Axiom and Related Entities
The Axiom Consulting Agreement and Axiom Netherlands Consulting Agreement stipulate that Axiom and Axiom Netherlands, respectively, will provide ongoing services consisting of advisory, management, strategic, operational and transaction support services to Circle8. The Axiom Consulting Agreements have an initial term of one year, and thereafter automatically renew for successive periods of one year, unless terminated by either party giving at least 3 months prior written notice. Pursuant to the Axiom Netherlands Consulting Agreement, the Company is required to pay Axiom Netherlands €2,400,000 (approximately $2,735,000 as of June 30, 2026) annually, with four equal payments invoiced in advance on a quarterly basis and payable within 30 days of the invoice date. Pursuant to the Axiom Consulting Agreement, the Company is required to pay Axiom €1,200,000 (approximately $1,367,000 as of June 30, 2026) annually, with four equal payments invoiced in advance on a quarterly basis and payable within 30 days of the invoice date. The Company recognized $1,161,164 as expense under the Axiom Consulting Agreements during the quarter ended June 30, 2026 and this amount is included in “selling, general and administrative” in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.
The Company additionally incurred $33,962 related to independent contractors placed by Axiom during the quarter ended June 30, 2026 and are included in “selling, general and administrative” in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.
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
Intangible Assets
The Company’s identifiable intangible assets as of June 30, 2026 and December 31, 2025 consisted of customer relationships, trade name, trademarks, software and website which were initially recognized as a result of the Transaction and the Circle8 Acquisition and represent definite-lived intangible assets. The Company does not currently have any indefinite-lived intangible assets, excluding goodwill. Intangible assets are amortized using the straight-line method over their estimated useful lives.
In accordance with the accounting standard for the impairment or disposal of long-lived assets under ASC 360, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable (i.e., information indicates that an impairment might exist).
For long-lived assets to be held and used, the Company recognizes an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. For the six months ended June 30, 2026 and the year ended December 31, 2025 no impairments were recognized on our intangible assets.
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
Business Combinations
We account for business combinations using the acquisition method of accounting, in which the purchase price is allocated for assets acquired and liabilities assumed and recorded at the estimated fair values at the date of acquisition. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Management is required to make significant assumptions and estimates in determining the fair value of the assets acquired, particularly intangible assets. Purchased intangible assets are primarily comprised of an acquired trade name and customer relationships that are recorded at fair value at the date of acquisition. We utilize third-party valuation specialists to assist us in the determination of the fair value of the intangibles. The fair value of trade name intangibles is determined using the relief-from-royalty method, which relies on the use of estimates and assumptions about expected future revenue growth rates, royalty rates and discount rates. The fair value of customer relationship intangibles is determined using the multi-period excess earnings method, which relies on the use of estimates and assumptions about expected future revenue growth rates, customer attrition rates, profit margins and discount rates. Determining the useful lives of intangible assets requires judgment and is inherently uncertain. There is a measurement period of up to one year in which to finalize the fair value determinations and preliminary fair value estimates may be revised if new information is obtained during this period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2026, based on the framework established in Internal Control—Integrated Framework (2023) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Prior to the Merger, we were a private company and had limited accounting and financial reporting personnel with which to address our internal controls and related procedures. Based upon that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2026, due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting as defined under the Exchange Act, as amended, and by the Public Company Accounting Oversight Board (United States), such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis.
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
We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate the material weaknesses and plan to implement them in the second half of 2026. For example, we plan to design and implement improved processes and internal controls, including ongoing senior management review and Audit Committee oversight. Additionally, we plan to further develop and implement formal policies, processes and documentation procedures relating to our financial reporting, including the oversight of third-party service providers. Our actions are subject to ongoing executive management review and will also be subject to Audit Committee oversight.
Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects.
On January 23, 2026, the Company completed the acquisition of Circle8 Group B.V.. The Company accounted for this acquisition as a business combination. As this acquisition occurred in the first quarter of 2026, the scope of our assessment of our internal control over financial reporting does not include Circle8 Group B.V. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of such acquisition. As of June 30, 2026, Circle8 Group B.V. had total assets that represented approximately 89% of the Company's consolidated total assets and total revenues that represented approximately 36% of the Company's consolidated revenues.
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
Rosanna Vargas v. DHL Express (USA), Inc. et. al., Case No. L-4352-19
On October 30, 2019, Rosanna Vargas filed a complaint in the Superior Court of New Jersey at Camden County against Lyneer and various defendants, including Lyneer’s client, alleging severe personal injury sustained at work. The case is now closed as to all parties. As a result of the matter, Lyneer’s client sought indemnification from Lyneer pursuant to an indemnification demand issued to Lyneer on June 10, 2022. Accordingly, Lyneer agreed to pay approximately $1,030,000 over 36 months, beginning in July 2023, to settle the claim. As of June 30, 2026, the Company owes $32,857 and has accrued the full amount, which is recognized in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets.
Enrique Briseno, et al. vs. Three Hands Corporation, et al., Case No. 21STCV00443, Superior Court of the State of California for the County of Los Angeles
On January 6, 2021, a class action wage and hour complaint was filed in the Superior Court of California, Los Angeles County, by Enrique Briseno as class representative. The Complaint was filed only against the Company’s client. The matter settled for $425,000, $300,000 of which is to be paid by the Company, and the remaining $125,000 is to be paid by the client. The settlement agreement was signed on December 17, 2024 and has been finalized and executed and provided to the Court for approval. As of June 30, 2026, the Company owes $150,000, which is recognized in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets. The remaining payments are due as follows: August 1, 2026-$75,000; and August 31, 2026-$80,674, which includes the employer’s side of payroll taxes of $5,674. The Company has not made the August 1, 2026 payment.
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
Maria Reyes vs. Lyneer Staffing Solutions, LLC, Case No CIVSB2317672, Superior Court of the State of California for the County of San Bernardino
On August 1, 2023, a class action wage and hour PAGA complaint was filed in the Superior Court of California, County of San Bernardino, by Maria Reyes as class representative. The matter settled at a mandatory settlement conference held on October 10, 2025, for $925,000, which is recognized in “accrued expenses and other current liabilities” on the accompanying condensed consolidated balance sheets. The Judgment on the PAGA settlement was entered on July 20, 2026. The settlement amount will be due in 90 days from that date, on or about October 16, 2026.

BAC Rhino 3 Federal LLC vs. Atlantic International Corp, Civil Action No 2484CV03189, Suffolk County Superior Court
On December 9, 2024, BAC Rhino 3 Federal LLC (“Rhino”) filed a complaint in Suffolk County Superior Court, against Atlantic for breach of contract, seeking damages for accelerated rent, plus costs of collection and outstanding rent to date, for Atlantic’s default under the lease and failure to pay monies owed thereunder. On December 18, 2025, the Company and Rhino entered into a settlement agreement whereby the Company shall pay $1,000,000. As of June 30, 2026, the Company owes $770,000 and has accrued this full amount, which is recognized in “accrued expenses and other current liabilities” on the accompanying unaudited condensed consolidated balance sheets The Company has agreed to monthly payments of $30,000 until the balance is paid in full.
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
On April 29, 2026, the Court denied Atlantic’s request for relief and set a trial date on the preliminary injunction for June 23, 2026. On August 7, 2026, the Company and SPP entered into a settlement agreement. See Note 20: Subsequent Events for further discussion.
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
The Company believes it has meritorious defenses to the claims of SPP and, as described above, and has commenced a lawsuit to contest SPP’s actions. On August 7, 2026, the Company and SPP entered into a settlement agreement. See Note 20: Subsequent Events for further discussion.
Circle8 Switzerland AG Swisslinx Litigations
Earn-Out Claim and Seller Loan Suspension Claim Settlement – Swisslinx Acquisition
In March 2025, Circle8 Switzerland AG asserted a claim of approximately Fr.24.6 million ($30.4 million as of June 30, 2026) against the sellers of Swisslinx International Ltd ("Swisslinx"), as well as against the W&I insurance company and Markel International Insurance Company Limited ("Markel"), in connection with alleged breaches of the Share Purchase Agreement dated February 22, 2023 (the "Swisslinx SPA"), including (to the extent this relates to the claim against the sellers) claims related to misleading and/or incorrect information. With respect to the claim against the sellers, an in-court settlement was reached in May 2026 whereby the sellers' claim of in total Fr.20,100,000 ($24,829,000 as of June 30, 2026) (see below under Earn-Out Claim – Swisslinx Acquisition and Seller Loan Suspension Claim – Swisslinx Acquisition) was reduced to Fr.10,100,000 (approximately $12,476,000 as of June 30, 2026). Parties are currently in the process of finalizing the settlement.
Earn-Out Claim - Swisslinx Acquisition
In July 2025, the sellers of Swisslinx initiated legal proceedings against Circle8 Switzerland AG (as buyer), as well as against Circle8 Group B.V. and De Staffing Groep Nederland B.V. (as guarantors), seeking payment of amounts allegedly outstanding under the earn-out arrangement agreed as part of the Swisslinx acquisition. The aggregate amount claimed by the sellers totals approximately Fr.6.6 million ($8.2 million as of June 30, 2026), comprising Earn-Out 1 of Fr.2.6 million ($3.2 million as of June 30, 2026), accounted for as contingent consideration, and Earn-Out 2 of Fr.4.0 million ($4.9 million as of June 30, 2026), accounted for as a compensation arrangement under U.S. GAAP. This total reflects the final calculated amount agreed upon following formal negotiations between the parties and subsequently accepted by the sellers. Circle8 Switzerland AG has disputed the sellers’ claim and has asserted its contractual rights in connection with its own claim arising from the alleged breaches of the Swisslinx SPA. Circle8 Switzerland AG has offset the Fr.6.6 million ($8.2 million as of June 30, 2026) earn-out against its asserted claim of Fr.24.6 million ($30.4 million as of June 30, 2026), rather than settling in cash. In addition, Circle8 Switzerland AG has issued a counterclaim against the sellers of Swisslinx in the first quarter of 2026 to seek damages arising from the alleged provision of misleading and/or incorrect information concerning the business of Swisslinx.
Circle8 Group B.V. believes its position is supportable and that it has meritorious defenses and claims.
Seller Loan Suspension Claim Settlement
In connection with the Swisslinx acquisition, the sellers also provided a seller loan in the amount of Fr.13,500,000 ($16,676,000 as of June 30, 2026) to Circle8 Switzerland AG. Based on the seller loan agreement, repayment of the seller loan is due in several installments up to and including 2028, with the legal possibility for Circle8 Switzerland AG to suspend payment of each installment for 12 months. The first installment of the seller loan has been suspended since May 2025 for a period of 12 months. Circle8 Switzerland AG has asserted rights to set-off and asserts its financial claims by declaring a set-off against the sellers’ entitlements, including earn-out payments and the seller loan. It further states that, as a precautionary measure, repayment of due obligations under the seller loan have been postponed until the dispute is fully resolved.
In May 2026, the parties reached an in-court settlement, whereby the sellers' claim of in total Fr.20,100,000 ($24,829,000 as of June 30, 2026) was reduced to Fr.10,100,000 (approximately $12,476,000 as of June 30, 2026). The parties are currently in the process of finalizing the settlement.

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
•the expected benefits and synergies of the acquisition of Circle8 Group B.V.;
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
Other than the litigation set forth in Item 1. Legal Proceedings there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2026 to the date of this filing. A summary of those risk factors is outlined below.
RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to the following:
Risks Related to Lyneer’s Business
•Lyneer has a significant amount of debt obligations and its failure to restructure or pay such obligations when due could have a material adverse impact on Lyneer’s financial condition and long-term viability. Furthermore, Lyneer is in default under certain credit facilities and outstanding promissory notes and any future defaults by Lyneer under its credit facilities could also have a material adverse impact on Lyneer’s financial condition and long-term viability.
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
Risks Related to Circle8 Group B.V.’s Business
•As a staffing company, Circle8 Group B.V. is prone to cash flow imbalances. If it is unable to satisfy those needs from cash generated from its operations or borrowings under its debt instruments, upon mutual agreement we will be required to fund such shortfall.
•Circle8 Group B.V.’s clients come from a variety of enterprises and their needs may change rapidly as their businesses and industries evolve.
•The worldwide employment services industry is highly competitive with limited barriers to entry into many markets, which could limit our ability to maintain or increase our market share or profitability.
•Circle8 Group B.V.’s international operations subject us to numerous risks outside of our control, including risks arising from political unrest, military conflicts, natural disasters, severe weather conditions, and global health emergencies.
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
•Our growth strategy and our expansion and acquisition strategy may not be executed effectively. Following the acquisition of Circle8 Group B.V., we have not reached any definitive agreement with any acquisition targets, and we cannot assure you that we will consummate any future acquisition on favorable terms or at all.
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
•Each of Atlantic and Circle8 Group B.V. have incurred significant costs in connection with the Acquisition. The Purchase Price under the Acquisition Agreement is not adjustable based on the market price of Atlantic Common Stock, so the Share consideration received by Axiom may have a greater or lesser value than at the time the Acquisition Agreement was signed.
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
None
Item 3. Defaults Upon Senior Securities/Global Settlement
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
SPP Global Settlement
On August 7, 2026, Circle8 Group, Inc. (herein referred to as “Atlantic”), together with Lyneer Investments, LLC, a Delaware limited liability company (“Lyneer Investments”), Lyneer Staffing Solutions, LLC, a Delaware limited liability company (“Lyneer Staffing”), and Lyneer Holdings, Inc., a Delaware corporation (“Lyneer Holdings,” and together with Lyneer Investments and Lyneer Staffing, the “Companies”), entered into a settlement agreement with SPP Credit Advisors, LLC (“SPP”), in its capacity as the Administrative Agent for itself and the lenders under the Bridge Loan Credit Agreement (as defined in the Settlement Agreement) and in its capacity as the Agent for itself and the secured parties under the Term Loan Credit Agreement (as defined in the Settlement Agreement.), to which that Companies, Atlantic, SPP and IDC Technologies, Inc., a California corporation (“IDC’) are parties.
The settlement agreement (the “Settlement Agreement”) resolves outstanding litigation and claims (the “Pending Litigation”) between the parties arising out of the Bridge Loan Credit Agreement and the Lyneer Term Loan Credit Agreement (collectively, the “Loan Agreements”). Additionally, among other terms, the Settlement Agreement extinguishes a $35,000,000 Promissory note that was convertible into the common stock of the Company and provides for an orderly repayment of the Loan Agreements. To avoid further expense and uncertainty, the parties agreed to enter into the Settlement Agreement without admitting liability, agreeing to file joint stipulations of dismissal without prejudice for both the New York and Delaware actions upon execution. Key terms of the Settlement Agreement include:
Share Exchange & Call Option: Atlantic agreed to issue 21,983,926 shares of Atlantic common Stock (the “New Atlantic Shares”) to SPP. In exchange, SPP granted Atlantic a ten-year call option to acquire 21,983,926 shares of Atlantic Common Stock foreclosed upon by SPP from IDC at a purchase price of $0.00001 per share for immediate retirement and cancellation. Additionally, the $35,000,000 convertible promissory note issued by Atlantic to IDC in connection with the Company’s acquisition of the Lyneer Companies was released, canceled and discharged.
Legal Fee Shares: Atlantic agreed to issue such number of shares of Common Stock to SPP (the “Legal Fee Shares”) as equals the total amount of SPP’s legal fees and expenses incurred in connection with the litigation, not exceeding $1,800,000.
Disposition of Shares: SPP agreed to use commercially reasonable efforts to sell the New Atlantic Shares over an 18-month period (the “Disposition Period”) to satisfy the SPP Indebtedness. The indebtedness will bear interest at a non-default rate of 5% per annum during this period. If sales do not fully satisfy the indebtedness, Atlantic will execute an amended term note for the remaining balance with a 13-month term. If the SPP Indebtedness is repaid in full before all the shares are sold, any remaining shares will be returned to Atlantic for cancellation.
Registration Rights & Liquidated Damages: Atlantic agreed to file a prospectus supplement to its existing Form S-3 shelf registration statement to register the resale of the New Atlantic Shares. Failure to file the supplement within three business days or maintain an effective registration statement during the Disposition Period obligates Atlantic to pay liquidated damages equal to 2% per month of the closing price multiplied by the covered shares.
Management & Governance Changes: Lyneer Staffing agreed to engage Robert O. Riiska of SierraConstellation Partners LLC as Chief Transformation Officer (CTO). The board of directors of Lyneer Staffing will be reconstituted to consist of three members: one Atlantic designee, one SPP designee, and an Independent Director (initially Matthew Kahn).
Specific material actions (such as bankruptcy filings, asset sales, mergers, or capital structure changes) remain subject to express written approval by Atlantic.
Refinancing of Senior Debt: Lyneer Staffing agreed to use commercially reasonable efforts, without recourse if unsuccessful, to refinance the Loan and Security Agreement dated as of April 29, 2025, with North Mill Capital LLC (d/b/a SLR Business Credit, hereafter “SLR”) within 45 days of August 7, 2026. Upon refinancing of the SLR facility Lyneer is obligated to make a $5 million payment to SPP to: (i) first satisfy the SPP Bridge Loan in full; (ii) second to any remaining SPP legal Fees, and (iii) third to reduce the principal balance of the SPP indebtedness.
Capital Raises & Proceeds Distribution: Proceeds from any future debt or equity capital raises by Atlantic will be distributed as follows: 20% divided equally between SPP (to pay legal fees and reduce loan principal) and Employers HR, LLC (to reduce payroll-related obligations), and 80% retained by Atlantic for corporate and operational expenses. No proceeds may be used for the purpose of paying employee bonuses.
Nasdaq Delisting Notice
On August 13, 2026, Circle8 Group, Inc. (the “Company”) received a deficiency letter from the NASDAQ Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The NASDAQ Global Select Market pursuant to NASDAQ Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The NASDAQ deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The NASDAQ Global Market under the symbol “CIRC” at this time.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until February 9, 2027, to regain compliance with the Minimum Bid Price Requirement. If at any time before February 9, 2027, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.
If the Company does not regain compliance with the Minimum Bid Price Requirement by February 9, 2027, the Company may be afforded a second 180 calendar day period to regain compliance. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting. In the event that the Company receives notice that its common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.
The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other NASDAQ Listing Rules.

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

Circle8 Group Inc.

Date:	August 19, 2026	By:	/s/ Kevin J Murphy
Kevin J Murphy
Chief Financial Officer